Form 10QSB
period 2003-09-30
PARADIGM ENTERPRISES INC
filed 2003-11-12
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2003

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number: 333-103780

PARADIGM ENTERPRISES, INC.
(Exact name of small business issuer in its charter)

Nevada	33-1037546
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12880 Railway Avenue, Unit 35
Richmond, British Columbia	V7E 6G4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(604) 644-5139

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  ☒   No  ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,200,000 common shares, $0.001 par value, issued and outstanding as of
November 10, 2003

Transitional Small Business Format. Yes  ☐   No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)
September 30, 2003

Assets

Current assets:
Cash	.$	1,745

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities		$1,691
Total current liabilities		1,691
Shareholders’ equity:
Common stock		10,200
Additional paid-in capital		22,550
Accumulated deficit		(32,787)
Cumulative translation adjustment		91
Total shareholders’ equity	.	54
		$1,745

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

			July 15, 2002	July 15, 2002
	Three	Nine	(Inception)	(Inception)
	Months Ended	Months Ended	Through	Through
	September 30,	September 30,	September 30,	September 30,
	2003	2003	2002	2003
Expenses:
Contributed rent (Note 2)	$300	$900	$250	$1,450
Contributed administrative support (Note 2)	50	150	50	300
Mineral interest acquisition costs (Note 3)	—	—	—	3,180
Professional fees	980	16,948	—	19,912
Compensation	—	—	—	2,300
Office	—	1,394	1,081	3,283
Other	19	1,246	95	2,362
Total expenses	1,349	20,638	1,476	32,787
Loss from operations	(1,349)	(20,638)	(1,476)	(32,787)
Interest income	—	—	—	—
Loss before income taxes	(1,349)	(20,638)	(1,476)	(32,787)

Income tax provision (Note 4)	—	—	—	—

Net loss	$(1,349)	$(20,638)	$(1,476)	$(32,787)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,200,000	10,200,000	8,466,667

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			July 15, 2002	July 15, 2002
		Nine	(Inception)	(Inception)
		Months Ended	Through	Through
		September 30,	September 30,	September 30,
		2003	2002	2003
Net cash used in
operating activities		$(21,418)	$(1,176)	$(29,346)

Cash flows from financing activities:
Proceeds from the sale of common stock		—	10,000	31,000
Net cash provided by
financing activities		—	10,000	31,000

Effect of exchange rate changes on cash		91	—	91
Net change in cash		(21,327)	8,824	1,745
Cash, beginning of period	.	23,072	—	—
Cash, end of period		$1,745	$8,824	$1,745

Supplemental disclosure of cash flow information:
Income taxes		$—	$—	$—
Interest		$—	$—	$—

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended December 31, 2002 and the six months ended June 30, 2003 as filed in its Form SB-2 and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On October 30, 2002, the Company entered into an option agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada (see Note 3).

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

NOTE 2: RELATED PARTY TRANSACTIONS

A director contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

A director contributed administrative services to the Company for all periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

On October 30, 2002, the Company and a director entered into a trust agreement whereby the director of the Company will hold the Mineral Claims (see Note 3) on behalf of the Company until the initial exploration program is completed.

NOTE 3: OPTION ON MINERAL INTERESTS

On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada. Under the terms of the Option Agreement, the Company is required to:

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

A.	Make option cash payments and exploration expenditures as follows:

		Cash		Exploration
		Payments		Expenditures	Due Date
	CDN	$5,000.00	CDN	$-	Closing of Option Agreement
	CDN	$-	CDN	$35,000	October 31, 2003
	CDN	$-	CDN	$75,000	October 31, 2004
	CDN	$-	CDN	$100,000	October 31, 2005
	CDN	$50,000.00	CDN	$-	October 31, 2006

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, as long as the Company holds any interest in the claim.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

NOTE 4: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “CA $” refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Paradigm" mean Paradigm Enterprises, Inc., unless otherwise indicated.

Paradigm is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claims that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill
A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form & physical properties
Mineralization	Rock containing an undetermined amount of minerals or metals.

Foreign Currency and Exchange Rates

Dollar costs of Paradigm’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.55 or CA $1.00 being approximately equal to US $0.6452 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING SEPTEMBER 30, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview

Paradigm Enterprises, Inc. was incorporated in the State of Nevada on July 15, 2002 and established a fiscal year end of December 31. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada. Our telephone number is (604) 644-5139. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On October 21, 2002, Brian C. Doutaz, our President and a member of the board of directors, acting as Trustee on our behalf, optioned a mineral property containing one mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement with Kester E. Tomkies, the beneficial owner of the claim and a resident of British Columbia, in an arms-length transaction to acquire the claim by making certain expenditures and carrying out certain exploration work on the claim. A Trust Agreement between Paradigm and Mr. Doutaz was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development.

Under the terms of the option agreement Tomkies granted to Paradigm the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Tomkies in the Golden Mining Claim, subject to Tomkies receiving annual payments and a royalty, in accordance with the terms of the option agreement, as follows:

  Paradigm must pay Tomkies $3,180, on the effective date of the agreement which has been paid;
  Paradigm must incur exploration expenditures on the claim of a minimum of $22,600 by October 31, 2003;
  Paradigm must incur exploration expenditures on the claim of a further $48,400 for an aggregate minimum exploration expense of $71,000 by October 31, 2004; and

  Paradigm must incur exploration expenditures on the claim of a further $64,500 for aggregate minimum exploration expenses of $135,500, by October 31, 2005; and
  Upon exercise of the Option, Paradigm is required to pay to Tomkies, commencing February 1, 2006, the sum of $32,300 per annum.

If the results of the first phase of the exploration program are unsuccessful, we will terminate the option agreement and will not be obligated to make the above or any subsequent payments. Similarly, if the results of any of the future phases are unsuccessful, we will terminate the option agreement and will not be obligated to make any subsequent payments.

The claims are held under a trust agreement by Mr. Doutaz on behalf of Paradigm. The terms of the trust agreement are as follows:

  the Trustee is willing and legally capable of acting as a trustee for Paradigm to hold the mineral claim on behalf of Paradigm until such time as the initial three phase exploration program is completed and Paradigm is properly able to evaluate the merits of owning the claim in its own name or that of a subsidiary;
  the Agreement will terminate on:
    February 01, 2006, unless on or before that date, Paradigm terminates in writing the option agreement the date on which Paradigm incorporates a British Columbia subsidiary to hold Paradigm’s interest in the claim and transfers such interest to the subsidiary.
The names, tenure numbers, date of recording and expiration date of the claim is as follows:
Claim Name	Tenure Number	Recording Date	Expiry Date
Golden	392749	April 09, 2001	April 09, 2004*
*One year's assessment credit was obtained by filing the G.P.S. location of the Legal Corner Post with the Gold Commissioner's Office.

To date we have not performed any work on the claim nor have we spent anything on research and development activities. On October 29, 2003 a crew went to the claims to commence phase I of the planned three phase exploration program. The crew is expected to have completed their work by approximately November 20, 2003. Samples will be sent to a laboratory for geochemical analysis and the preparation of a new report on the work accomplished will then be commenced.

We have engaged the services of Mr. R. T. Heard, P. Eng., author of the initial report, to perform the phase I work on the claim. Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and Technology, Butte, Montana. He holds a B. Sc. in Geological Engineering, (1971) and has practiced his profession as an Exploration Geologist for over 40 years and as a Professional Engineer for the past 28 years.

The claim was obtained through an option agreement with Kester E. Tomkies at a cost of $3,180. Mr. Doutaz is acting as trustee under a trust agreement for the holding of the claim. Tomkies holds the mining rights to the claim which thereby gives her or her agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Tomkies were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Tomkies has granted an option to Paradigm to allow Paradigm to explore, mine and recover any minerals on the claim. As with the preceding, if Tomkies were to grant an option to another party, that party would be able to enter the claim, carry out certain work commitments and earn right and title to the claim; we would have little recourse as we would be harmed, will not own any claim and would have to cease operations. However, in either event, Tomkies would be liable to us for monetary damages for breach of the option agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claim, if any, in addition to any lost opportunity costs if the claim proved to be of value in the future.

Under British Columbia law, if the ownership of the claim were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $500 and file other documents since we are a foreign company in Canada. We would also be required to form a British Columbia company that contains a board of directors, a majority of which would have to be British Columbia residents and obtain audited financial statements for that company. We have decided that if gold is discovered on the claim and it appears it might be economical to remove the gold, we will record the deed of ownership, pay the additional tax and file as a foreign Company or establish a corporate subsidiary in British Columbia. The decision to record or not record is solely within our province.

The claim is unencumbered and there are no competitive conditions which affect the claim. Further, there is no insurance covering the claim and we believe that no insurance is necessary since the claim is unimproved and contains no buildings or improvements.

Paradigm is an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on the claim that we have optioned. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of metal mines. During the past year, Mr. Doutaz has spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Paradigm and Mr. Hutchison has spent approximately 5% of his time (approximately 3 hours per week) on the affairs of our company. Those ratios and hours are expected to continue at that same level into the foreseeable future.

Employees

Initially, we are using the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, P. Eng. to manage the exploration program as outlined in his report. Mr. Heard is not a consultant to Paradigm; rather he is the author of the report on the claim. On October 28, 2003, we retained the services of Mr. Heard. On the following day, he lead a team onto the claims and has commenced phase I of the work program outlined in his report.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them.

At present, we have no employees, other than Messrs. Doutaz and Hutchison, our officers and directors. Messrs. Doutaz and Hutchison do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Offices

Our offices are located at 12880 Railway Avenue, Unit 35, Richmond, B.C. Canada. Currently, these facilities are provided to us by Brian C. Doutaz, one of our directors and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Paradigm at cost on a periodic basis.

Risks

At present we do not know whether or not the claim contains commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

If we are able to complete the minimum subscription level of our SB-2 offering we will have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete all phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require significant amounts additional funds to place the claim into commercial production. Should we be unable to raise additional funds to put the claim into production we would be unable to see the claim evolve into an operating mine and we would have to cease business operations.

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the three and nine month periods ended September 30, 2003 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2003 was $31,000 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent quarter or nine month period.

REVENUE: Paradigm did not generate any revenues from operations for the quarter or nine months ended September 30, 2003 nor for the period July 15, 2002 (inception) through September 30, 2003.

EXPENSES: During the quarter ended September 30, 2003, Paradigm incurred operating expenses of $1,349 for the quarter, $20,638 for the nine month period of the fiscal year and $32,787 since inception. The costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm has not incurred any expenses for research and development either during the quarter or nine months ended September 30, 2003 and none have been incurred since inception on July 15, 2003.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter and $1,050 were incurred in total for the nine months ended September 30, 2003. For the period July 15, 2002 (inception) through September 30, 2003, $1,750 was incurred. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

MINERAL ACQUISITION COSTS: No such costs were incurred in either the quarter or nine months ended September 30, 2003. For the period July 15, 2002 (inception) through September 30, 2003, $3,180 was recorded in acquiring our optioned claim.

PROFESSIONAL FEES: Paradigm incurred $980 in professional fees for the quarter and $16,948 for the nine month period. Since inception, we have incurred $19,912 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter or the nine month period ended on September 30, 2003. A total of $2,300 was incurred in the previous fiscal year.

OFFICE EXPENSES: No costs were incurred for the office for the current quarter but $1,394 was incurred for the nine months ended September 30. For the period July 15, 2002 (inception) through September 30, 2003 a total of $3,283 has been spent on office expenses.

OTHER COSTS: $19 in other costs were incurred in the quarter and $1,246 was incurred for the nine month period. For the period July 15, 2002 (inception) through September 30, 2003, Paradigm has spent $2,362 on office expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended September 30, 2003, $21,418 in net cash was used and a total of $29, 346 has been used for the period from Inception on July 15, 2002 to September 30, 2003.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2003 or from the date of inception.

During the quarter, Paradigm did not sell any shares of its common stock. As of the date of this report Paradigm has 10,200,000 common shares issued and outstanding.

Paradigm continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on our optioned claim is expected to be completed during the fourth quarter of the current fiscal year and a report on the work accomplished is expected to be received prior to the end of February, 2004. Paradigm does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

For the balance of the current fiscal year (fourth quarter) we will concentrate our efforts on completion of an SB-2 registration statement to raise a minimum of $50,000 and a maximum of $100,000 as filed with the SEC. The planned phase I exploration program on our optioned claim is currently underway. If phase I of the exploration program is successful, we will shift activities to prepare for proceeding with phase II in the summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Paradigm believes it can satisfy its cash requirements through the fiscal year end of December 31, 2003, from a private placement of $31,000 received in late 2002 and from the sale of shares under an SB-2 registration statement that became effective on November 10, 2003. As of September 30, 2003, we had $54 in working capital.

We anticipate that phase I of the recommended geological exploration program will cost $24,500 based on the report and is a reflection of local costs for the specified type of work. Costs for phase I are made up of wages and fees, grid materials, pickets, paint, flagging, transportation, geological and geochemical supplies, assaying, camp equipment and operation costs.

Phase II will not be carried out until the Summer of 2004 and will be contingent upon favourable results from phase I and any specific recommendations therefrom. It will be directed towards continuation of trenching and diamond drilling. The second phase may require up to two weeks work and will cost approximately $48,400 comprised of wages, fees and camp operations, diamond drilling assays and related. The cost estimate is based on the Report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

We do not expect any changes or more hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On March 12, 2003 Paradigm filed a Form SB-2 registration statement with the Securities and Exchange Commission which became effective on November 10, 2003. As a result, Paradigm became a reporting issuer under the Securities Exchange Act of 1934 and is now subject to the reporting requirements of the Exchange Act.

Liquidity and Capital Resources

As of end of the first quarter on September 30, 2003, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2003 was $31,000 as a result of proceeds received from sales of our common stock.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in October 2002 for cash consideration of $5,000.

We issued 5,200,000 shares of common stock through a Regulation S. offering in October, 2002 for cash consideration of $26,000.

As of September 30, 2003, our total assets which consist entirely of cash amounted to $1,745, and our total liabilities were $1,691. Working capital stood at $54.

For the quarter ended September 30, 2003, the net loss was $1,349 ($0.0001 per share). The loss per share was based on a weighted average of 10,200,000 common shares outstanding. For the nine month period the comparative numbers were a net loss of $20,638 and a loss per share of $0.002. For the period from inception on July 15, 2003 through September 30, 2003, the cumulative net loss was $32,787.

For the current quarter and the balance of the fiscal year from October 01, 2003 to December 31, 2003 we plan on competing phase I of the planned exploration program at an estimated cost of $24,500 based on the report by R. T. Heard which reflects local costs for the specified type of work and completing our SB-2 offering.

If phase I is not successful we will terminate the Option on the claim and cease exploration. If phase I is successful we would then proceed to phase II in 2004 at an estimated cost of $48,400 also based on the recommendations of Mr. Heard’s report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. Similarly, if phase II is not successful, we will terminate the Option on the claim.

If we decide to proceed to phase II we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended September 30, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. phase I of the planned exploration program (CA $35,000) was expected to cost Paradigm $24,500 using an exchange rate of CA $1.00 being approximately equal to US $0.6452 which was the approximate average exchange rate during the period Paradigm entered into the option agreement and the preparation of the report issued by Mr. Heard. As of September 30, 2003, the exchange rate had changed to CA $1.00 being approximately equal to US $0.75. The effect on Paradigm, if the rate remains at this level, is to increase the cost of phase I from $24,500 to $28,400 – a 16% increase. This situation will have a significant impact on later phases of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company’s Chief Executive Officer and Chief Financial Officer have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

There have been no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Paradigm had 10,200,000 shares of common stock issued and outstanding as of September 30, 2003. Of these shares, 5,000,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 504 or Regulation S or Section 4 (2) of the Securities Act, as provided. All purchasers of Paradigm’s securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Defaults Upon Senior Securities

The have been no defaults upon Paradigm’s senior or other securities in the preceeding quarter.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2003 was $31,000 as a result of proceeds received from sales of our common stock. During the period July 15, 2002 to September 30, 2003, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 3,180
Professional Fees	18,221
Compensation	2,300
Office Expenses	3,283
Other Costs	2,362
Total Use of Proceeds to September 30, 2003	$ 29,346

Common Stock

During the three-month period ended September 30, 2003 no shares of common stock were issued. As of September 30, 2003, there were 10,200,000 shares issued and outstanding and as of November 10, there were 10,200,000 shares outstanding.

Options

No options were granted during the three-month period ending September 30, 2003

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2003: NIL

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paradigm Enterprises, Inc.
(Registrant)

Date: November 12, 2003

BY: /s/ Brian C. Doutaz

Brian C. Doutaz
President, Chief Executive Officer, Principal Executive Officer, Director

BY: /s/ James M. Hutchison

James M. Hutchison
Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Director