Form 10KSB
period 2003-12-31
PARADIGM ENTERPRISES INC
filed 2004-03-30
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____to _____

Commission file number: 333-103780

PARADIGM ENTERPRISES, INC.
(Exact name of small business issuer in its charter)

Nevada	33-1037546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12880 Railway Avenue, Unit 35
Richmond, British Columbia	V7E 6G4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 275-6519

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☒ No ☐

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 5,591,250 common shares at $0.20 (1) = $1,118,250. (1) price at which the common equity was last offered for sale.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,519,250 common shares issued and outstanding as of March 17, 2004

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.  Description of Business.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to CA$ refer to Canadian Dollars and references to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Paradigm" mean Paradigm Enterprises, Inc., unless otherwise indicated.

Paradigm is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill	A type of rotary drill in which the cutting is done by abrasion rather thanpercussion. The cutting bit is set with diamonds and attached to the end of thelong hollow rods through which water is pumped to the cutting face. The drillcuts a core of rock, which is recovered in long cylindrical sections.
Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics,diamond drilling and other work involved in searching for mineral bodies.
Mineral	A naturally occurring inorganic element or compound having an orderly internalstructure, characteristic chemical composition, crystal form & physical properties
Mineralization	Rock containing an undetermined amount of minerals or metals.

Business Development During Last Three Years

We were incorporated in the state of Nevada on July 15, 2002. Since our incorporation, we have been in the business of the exploration and development of a mineral property. Our mining property consists of a mineral claim situated in south-western, British Columbia. This claim is approximately 1,236 acres in size. Our property is without known reserves and our program is exploratory in nature. To date we have not spent anything on research and development activities. On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. The preparation of a report on the work program has been commenced but will not be available until late April. We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated in the State of Nevada on July 15, 2002 and established a fiscal year end of December 31. We are a start-up, exploration stage company engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4. Our telephone number is (604) 644-5139.

Our office facilities are currently provided to us by Brian Doutaz, one of our directors and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Paradigm at cost on a periodic basis.

On October 30, 2002, Brian C. Doutaz, our President and a member of the board of directors, acting as trustee on our behalf, optioned one mineral property containing a mining claim in

British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement and Amendment thereof dated October 17, 2003 with Kester E. Tomkies, the beneficial owner of the claim, a private arms-length British Columbia individual, to acquire the claim by making certain expenditures and carrying out certain exploration work on the claim. A Trust Agreement and Amendment thereof between Paradigm and Mr. Doutaz was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development.

Under the terms of the option agreement and the amendment thereof, Tomkies granted to Paradigm the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Tomkies in the claim, subject to Tomkies receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

  Paradigm must pay Tomkies $3,180, on the effective date of the agreement (paid);
  Paradigm must incur exploration expenditures on the claim of a minimum of $25,000 by May 31, 2005;
  Paradigm must incur exploration expenditures on the claim of a further $75,000 for aggregate minimum exploration expenses of $153,500, by October 31, 2005; and
  Upon exercise of the option, Paradigm is required to pay to Tomkies, commencing February 1, 2006, the sum of $35,000 per annum.

If the results of the first phase of exploration are unsuccessful, we will terminate the option agreement and will not be obligated to make the above or any subsequent payments. Similarly, if the results of the second phase are unsuccessful, we will terminate the option agreement.

The claim are held under a trust agreement and amendment thereof by Mr. Doutaz on behalf of Paradigm. The terms of the agreement are as follows:

  the trustee is willing and legally capable of acting as a trustee for Paradigm to hold the mineral claim on behalf of Paradigm until such time as the initial three phase exploration program is completed and Paradigm is properly able to evaluate the merits of owning the claim in its own name or that of a subsidiary;
  the agreement will terminate on
(a)	October 31, 2006, unless on or before that date, Paradigm terminates in writing the option agreement
(b)	the date on which Paradigm incorporates a British Columbia subsidiary to hold Paradigm’s interest in the claim and transfers such interest to the subsidiary.

There are no penalties or conditions precedent if the trust agreement is terminated early.

To date we have not spent anything on research and development activities. On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. The preparation of a new report on the work accomplished has been commenced but will not be available until late April.

We engaged the services of Mr. R. T. Heard, P. Eng., author of the initial report, to perform the phase I work on the claim. Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and

Technology, Butte, Montana. He holds a B. Sc. in Geological Engineering, (1971) and has practiced his profession as an Exploration Geologist for over 40 years and as a Professional Engineer for the past 28 years.

Item 2.  Property

Overview

The claim was originally staked in 2001 by Edward Skoda on behalf of Kester E. Tomkies who transferred the deed of ownership to Kester E. Tomkies in 2002. Tomkies holds the mining rights to the claim which thereby gives her or her designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Tomkies were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

The names, tenure numbers, date of recording and expiration date of the claim is as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Golden	392749	April 09, 2001	April 09, 2004

The claim was selected for acquisition due to its cost, previously recorded surrounding exploration, development and extraction work and because the claim is not located in an environmentally sensitive region.

Information regarding the claim can be determined by reviewing the British Columbia government website located at http://www.gov.bc.ca/em. This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia. The information can be viewed by clicking on “The Map Place”, then, after downloading “Autodesk Mapguide”, by clicking on “Available Maps” and then “Mineral Titles Map”. You can then enter in claim tenure number, 392749, in the “Zoom GoTo” search window to view the area of our claim. For title information you can go back to the “Mineral Titles Map” in the lower window, under the heading “Contents”, then “Database Searches”, click on “Tenure Number” and enter the claim tenure number, 392749, to view the Mineral Titles Tenure Detail. This website database contains a detailed description of the rock formation, mineralization and ownership of all staked lands in British Columbia.

The claim is located approximately 35 kilometres northeast of the town of Bralorne and 40 kilometres northwest of Lillooet or 180 kilometres north of Vancouver in southwestern British Columbia in what is known as the Bridge River Camp. The legal corner post, LCP, is at 50‹ 56.865' North Latitude, 122‹ 34.183' West Longitude at an approximate elevation of 6600 feet.

Access can be obtained by four-wheel drive vehicle from Lillooet via the Lillooet - Goldbridge Highway 70 km to the Marshall Creek Road, then 11.9 km to an intersection with Mud Creek Main logging road. Then travel 3.3 km to Jim Creek bridge and then 250 m to Jim Creek access road, thence by foot 5 km on Jim Creek access road to the 2,012 m elevation. The LCP lies about 60 m from the end of road on a ridge top. Access can also be gained by helicopter from Lillooet or Pemberton, B.C., approximately 30 miles distant.

The area is characterized by rugged mountainous terrain with deeply incised valleys and steep slopes topped by sharp peaks and serrate ridges. Maximum relief in the area is 1,435 metres. Vegetation consists of mixed conifers with moderate amounts of undergrowth. At higher elevations, alpine vegetation consisting of grasses and wildflowers predominate. Annual precipitation is moderate; summers are typically dry and winters receive moderate snowfall. Snow pack at higher elevations can exceed three metres. The existing roads leading to our claim are rough-graded dirt. During rainy weather the roads are sometimes inaccessible or washed out. During the winter months there is too much snow cover to be able to access the claim.

A mapping program managed by the B.C. Department of Mines indicates that the ages of the rock formations are such that at the junctions of the various formations there are faults which are conducive to and likely provided the plumbing which allowed for the placement of the mineral bearing vein structures generally associated with gold values generally found in the area. The main faulted area was probably the heat source for the mineralizing fluids.

During our field examination, several areas sited within the Jim Creek basin that appeared to be anomalous, vegetation, burn patches or gossans,. This examination on its own is not indicative of a gold discovery. The examination and review of available literature provided historical reference points which, in total, indicate that there are valid reasons to further explore the claim. Although a limited program is proposed by Paradigm, the review of the claim and its history indicate that the right indicators exist for the potential of a commercially viable mining operation.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with initial exploration of the Golden claim to determine if there are targets of long term interest that may bear further evaluation to determine if gold may exist on the Claim. The Report recommends an initial two phase exploration program to properly evaluate the potential of the Claim. We must conduct exploration to determine what minerals, if any, exist on our optioned properties and if any minerals which may be found can be economically extracted and profitably processed.

We do not claim to have any ores or reserves whatsoever on our claim at this time.

On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. The preparation of a new report on the work accomplished has been commenced but will not be available until late April. Phase 1 of the recommended geological exploration program cost approximately $25,000. We retained the services of Mr. Heard to complete the first phase of the work program prior to commencement of the exploration program; we will assess the results of this program upon receipt of his report. The cost estimates for this and other phases of the work program are based on Mr. Heard’s recommendations and reflect local costs for this type of work.

Recommendations for evaluating the claim's potential as a gold producer included stream geochemistry, prospecting, mapping, line cutting, soil geochemistry and geophysical surveying. Geochemistry is a prospecting method which seeks to locate mineral deposits by the detection in the overlaying soil or sediments of very small quantities or traces of the metals being sought – in this case, gold. We sampled the rocks and sand in the creeks to determine their makeup – what elements are present and in what relation to each other – and if there is any gold present in free form. Prospecting simply involves the search for new deposits while the objective of the search is discovery. Therefore, we have professionals who are familiar with the indicators for the presence of gold search the property to determine if any of those indicators are present and to what degree. Line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist will take different surface measurements of the various physical properties of the rocks and interpret the results in terms of what we are seeking. These methods include magnetic, electrical and seismic measurements. Our engineers will then interpret all the data obtained, plot it on the map we have generated and provide their best estimate of the chances of finding gold on the claim and what additional efforts we must undertake in a follow-up phase.

The purpose of the recommended program is to locate the bedrock source of any gold that may occur in the anomalous drainages. Prospecting was to have been completed during stream sampling of the Jim Creek basin. Line-cutting, soil geochemistry and geological mapping were also to have been completed in the headwaters of Jim Creek. Fifteen line kilometres of grid were to be cut at the head or upstream edge of the stream anomaly. Soil sampling and geological mapping were to have been completed over the entire grid area. In the future, magnetometer and VLF-EM, very low frequency electromagnetic, surveys could possibly be used as an aid to mapping and structural interpretation and may assist in locating mineralization and which serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies are evaluated closely and diamond drilled at a future date to help in determining their economic potential.

Phase 1 began by establishing a 1000 metre base line with 25-meter stations and cross lines run every 100 meters for 100 meters each side of the baseline. We then geologically mapped the grid followed by rock and geochemical sampling of those areas determined by the geological surveys. This entailed taking rock samples from the claim to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold and various associated minerals were to be made. We will then compare the relative concentrations of gold and other associated elements in the samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance.

If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we may then employ minor trenching of the areas. Trenches are generally 100 feet in length and 10 to 20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and analyzed for economically valuable minerals that are known to have occurred in the area. Trench and rock samples are tested for traces of gold, silver, lead, copper, zinc, iron and other minerals; however, our primary focus is the search for gold. The other minerals are used as guides and indicators as to the possible presence of gold.

Phase II will not be carried out until the late Summer of 2004 and will be contingent upon favourable results from phase I. It will be directed towards trenching and diamond drilling. The second phase will be comprised of wages, fees and camp operations, trenching, diamond drilling, assays and related. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

We plan for approximately 1,000 feet of diamond drilling in phase II which is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

We have contemplated a third phase of exploration which would continue the diamond drill program if results from the phase II program remain positive. This phase may take three weeks to complete during the Summer of 2005 with an additional three months required to complete the analysis and the preparation of a report on the work accomplished along with an evaluation of the work and further recommendations.

The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration and/or development.

Competitive Factors

The gold mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the gold mining business which is the foundation of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claim. Readily available gold and silver markets exist in Canada and around the world for the sale of gold and silver. Therefore, we will likely be able to sell any gold and silver that we are able to recover.

Regulations

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for locating claim, posting claim, working claim, and reporting work performed

We are also subject to the British Columbia Mineral Exploration Code (the “Code”) which tells us how and where we can explore for minerals. We must comply with these laws in order to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance.

Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. This notice is submitted to the British Columbia Regional Office of the Mines Branch, Energy Division.

In order to explore for gold and silver on our claim we must submit the plan contained in this report for review and pay a fee of $110 (CA $150). We believe that the plan as contained in this report will be accepted and an exploration permit will be issued. The exploration permit is the only permit or license we will need to explore for gold and silver on our claim.

Prior to the planned commencement of the phase II work program, application will be made for the required notice of work permit. The permit application process is largely an administrative act that does not involve a review of the merits of the application. It is generally completed within two weeks of application.

Compliance with these rules and regulations will not affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting health and safety, archaeological sites and exploration access. We are responsible to provide a safe working environment, to not disrupt archaeological sites and to conduct our activities to prevent unnecessary damage to the claim.

We anticipate no discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and trenches will be recovered prior to abandonment of the claim. No costs are anticipated in order to comply with any environmental laws. As the phase II work program involves minimal disturbance of the environment at this early stage of the exploration, we do not anticipate facing any costs or expect to face problems complying with the environmental regulations. In addition, all of the equipment to be employed on the project will be in compliance with environmental standards used and accepted by the industry and all of the employees on the site will have significant experience in the outdoors and will be cognizant of their responsibilities to the environment.

We are in compliance with the foregoing act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, to manage the exploration program as outlined in his Report. Our only on-site employee will be Brian C. Doutaz, a senior officer and director. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Heard as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

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

Item 3.  Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.  Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Overview

We have made application to have our common shares quoted on the OTC Bulletin Board under CUSIP number 69900W 10 5. A symbol has not yet been assigned by the NASD. There is currently no public trading market for our common stock.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On March 12, 2004, the shareholders' list of our common shares showed 68 registered shareholders and 10,591,250 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there nil (0) additional beneficial shareholders beyond the 68 registered shareholders as of March 12, 2004.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Paradigm does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

In connection with the early development of Paradigm, we issued a total of 10,519,250 shares of our common stock. We issued 5,000,000 shares to our founder and president, Brian C. Doutaz under Section 4(2) of the Act and we issued 5,200,000 shares to 11 individuals pursuant to Section 504D of the Securities Act of 1933, as amended (the “Act”). In addition, we issued 391,250 shares sold pursuant to a Regulation S-B registration statement to 56 individuals. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Paradigm. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Company had 10,591,250 shares of common stock issued and outstanding as of December 31, 2004. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company. A certain number of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Act.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING DECEMBER 31, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on July 15, 2002. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our optioned mining property consists of one mineral claim covering an area of approximately 1,236 acres. To the date of this report, we have spent approximately $0 on research and development.

Results of Operations

The year ended December 31, 2003 and July 15, 2002 (Inception) through December 31, 2002.

REVENUE: Gross revenue for the year ended December 31, 2003 remained at $0 compared to the year ended December 31, 2002. To date, we have not generated any revenues from our mineral exploration business.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2003 was

$31,000 as a result of proceeds received from sales of our common stock. No shares were issued in the most recent year.

EXPENSES: During the year ended December 31, 2003, Paradigm incurred operating expenses of $26,692 as compared to $12,149 for the period from inception to December 31, 2002 which covered a less than six month operating period. In total, we have incurred $38,841 in operating costs since inception. The costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm has not incurred any expenses for research and development either during the year ended December 31, 2003 or since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $1,400 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended December 31, 2003 while $700 was incurred in the six month period from inception on July 15, 2002 to December 31, 2002. For the period July 15, 2002 (inception) through December 31, 2003, a total of $2,100 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

MINERAL ACQUISITION COSTS: No such costs were incurred in the year ended December 31, 2003 but $3,180 was expended during the previous year in obtaining the option on our mineral property. For the period July 15, 2002 (inception) through December 31, 2003, $3,180 was recorded in acquiring our optioned claim.

PROFESSIONAL FEES: Paradigm incurred $21,259 in professional fees for the fiscal year ended on December 31, 2003 as compared to $2,964 for the previous fiscal year. Increased costs were incurred in the past year as the result of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses. From inception to December 31, 2003, we have incurred $24,223 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on December 31, 2003. A total of $2,300 was incurred in the previous fiscal year which ended on December 31, 2002.

OFFICE EXPENSES: $2,432 in office costs were incurred in the past year which ended on December 31, 2003. By comparison, $1,889 was incurred for the six month period we operated in 2002. For the period July 15, 2002 (inception) through December 31, 2003 a total of $4,321 has been spent on office related expenses.

OTHER COSTS: $1,601 in other costs were incurred in fiscal year under review while $1,116 was incurred for the year ended December 31, 2002, the first six months of the existence of Paradigm. For the period July 15, 2002 (inception) through December 31, 2003, Paradigm has spent a total of $2,717 on office expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended December 31, 2003, $22,342 in net cash was used as compared to $7,928 having been used in the period ended December 31, 2002. A total of $30,270 in net cash has been used for the period from Inception on July 15, 2002 to December 31, 2003.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2003 or from the date of inception.

During the quarter, Paradigm did not sell any shares of its common stock. Subsequent to the end of the year under review, Paradigm sold 391,250 shares of its $0.001 par value common stock at a price of $0.20 per share under an SB-2 registration statement which was declared effective by the Securities & Exchange Commission on November 10, 2003. Gross proceeds of $78,250 were received by Paradigm prior to the final closing on January 31, 2004. As of the date of this report Paradigm has 10,591,250 common shares issued and outstanding.

Paradigm continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The report on the work completed under the first phase of the exploration program on our optioned claim is expected to be received by the end of April, 2004. Paradigm does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2003 was $31,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Professional Fees	20,869
Mineral Interest Acquisition Costs	3,180
Office Expenses	1,848
Miscellaneous Expenses	2,395
Total Use of Proceeds to December 31, 2003	$28,292

Plan of Operation

Subsequent to the end of the most recently completed fiscal year, Paradigm completed the offering phase of a prospectus filed with the SEC and effective as of November 10, 2003 in which we raised a total of $78,250 through the sale of 391,250 shares of $0.001 par value common stock at a price of $0.20 per share. When the registration statement became effective, Paradigm became a reporting issuer under the Exchange Act and is subject the reporting requirements of the Exchange Act.

We believe we can satisfy our cash requirements through the fiscal year end of December 31, 2004, through completion of the offering of the prospectus which generated a total of $78,250 net of offering costs.

For the balance of the current fiscal year we will concentrate our efforts on the review of the results of the phase I exploration program based on the report and recommendations of R. T. Heard which we expect to receive prior to the end of April, 2004. If phase I of the exploration program has been successful, we will shift activities to prepare for proceeding with phase II in the late summer of 2004.

If phase I is not successful, we will terminate the option on the claim and cease exploration. If phase I is successful we would then proceed to phase II in 2004 at an estimated cost of $55,000, also based on the recommendations of Mr. Heard’s Report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. Similarly, if phase II is not successful, we will terminate the option on the claim.

If we decide to proceed to phase II and if it turns out that we have not raised enough money to complete our secondary exploration program, we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on December 31, 2003, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2003 was $0. By comparison from inception on July 15, 2002 to December 31, 2003 we raised $31,000 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in July, 2002 for cash consideration of $3,500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $1,500. We issued 5,000,000 shares of common stock through a Rule 504D offering in October and November, 2002 for cash consideration of $26,000.

As of December 31, 2003, our total assets which consist of cash amounted to $829 and our total liabilities were $6,471. Working capital stood at ($5,642).

For the year ended December 31, 2003, our net loss was $26,692 ($0.0026 per share). The loss per share was based on a weighted average of 10,200,000 common shares outstanding. For the previous period from inception on July 15, 2002 to December 31, 2002 the comparative numbers were a net loss of $12,149 and a loss per share of $0.0016 based on a weighted average of 7,714,286 common shares outstanding.

Subsequent to the end of the most recently completed fiscal year, Paradigm completed the offering phase of a prospectus filed with the SEC, effective November 10, 2003, in which we raised a total of $78,250 through the sale of 391,250 shares of $0.001 par value common stock at a price of $0.20 per share.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2004.

Management projects that we may require an additional $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$25,000
Phase I exploration program	$25,000
Phase II exploration program	$55,000
Working Capital	$45,000
Total	$150,000

As at December 31, 2003, we had a working capital deficit of $5,642. At the end of January, 2004, we completed an SB-2 registration statement offering whereby Paradigm raised a total of $78,250 through the sale of 391,250 shares of $0.001 par value common stock at a price of $0.20 per share which will enable us to address current commitments. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Research and Development

Research costs are expensed as incurred. During the year, $0 (2002 - $0) was incurred on research and development.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Paradigm’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At December 31, 2003, the exchange rate was approximately CA $1.33 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended December 31, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $34,000) was expected to cost the Company $22,000 using an exchange rate of CA $1.55 being approximately equal to US $1.00 which was the approximate exchange rate during the period the Company entered into the option agreement and the preparation of the Report issued by Mr. Heard. As of December 31, 2003, the exchange rate had changed to CA $1.33 being approximately equal to US $1.00. The effect on Paradigm, if the rate remains at this level, is to increase the cost of phase II from $65,000 to $75,000 – a 15% increase. This situation will have a significant impact on later phase of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 7.  Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, P.C. for the audited consolidated financial statements for the year ended December 31, 2003 are included herein immediately preceding the audited financial statements.

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Auditors

The Board of Directors and Shareholders
Paradigm Enterprises, Inc.:

We have audited the accompanying balance sheet of Paradigm Enterprises, Inc. as of December 31, 2003, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2003, the period from July 15, 2002 (inception) through December 31, 2002, and the period from July 15, 2002 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Enterprises, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, the period from July 15, 2002 (inception) through December 31, 2002, and the period from July 15, 2002 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, P.C.
Denver, Colorado
March 17, 2004

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Balance Sheets

December 31, 2003

Assets
Current assets:
Cash		$829

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities		$6,149
Indebtedness to related party (Note 2)		322
Total current liabilities		6,471

Shareholders’ deficit (Notes 2 and 4):
Common stock, $.001 par value; 200,000,000 shares
authorized, 10,200,000 shares issued and
outstanding		10,200
Additional paid-in capital	.	22,900
Accumulated deficit		(38,841)
Cumulative translation adjustment	.	99
Total shareholders’ deficit		(5,642)
		$829

See accompanying notes to financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Statements of Operations

		July 15, 2002	July 15, 2002
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2003	2002	2003
Expenses:
Contributed rent (Note 2)	$1,200	$550	$1,750
Contributed administrative support (Note 2)	200	150	350
Mineral interest acquisition costs (Note 3)	—	3,180	3,180
Professional fees	21,259	2,964	24,223
Compensation	—	2,300	2,300
Office	2,432	1,889	4,321
Other	1,601	1,116	2,717
Total expenses	26,692	12,149	38,841
Loss before income taxes	(26,692)	(12,149)	(38,841)

Income tax provision (Note 5)	—	—	—

Net loss	$(26,692)	$(12,149)	$(38,841)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,200,000	7,714,286

See accompanying notes to financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Deficit

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at July 15, 2002 (inception)	—	$—	$—	$—	$—	$—

July 2002, common stock sold to an officer
($.001/share) (Note 2)	5,000,000	5,000	—	—	—	5,000
August to September 2002, common stock sold in
private stock offering ($.005/share) (Note 4)	5,200,000	5,200	20,800	—	—	26,000
Office space and administrative support
contributed by a director (Note 2)	—	—	700	—	—	700
Comprehensive loss:
Net loss, period ended December 31, 2002	—	—	—	(12,149)	—	(12,149)
Comprehensive loss	—	—	—	—	—	(12,149)

Balance at December 31, 2002	10,200,000	10,200	21,500	(12,149)	—	19,551

Office space and administrative support
contributed by a director (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended December 31, 2003	—	—	—	(26,692)	—	(26,692)
Cumulative translation adjustment	—	—	—	—	99	99
Comprehensive loss	—	—	—	—	—	(26,593)

Balance at December 31, 2003	10,200,000	$10,200	$22,900	$(38,841)	$99	$(5,642)

See accompanying notes to financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

		July 15, 2002	July 15, 2002
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(26,692)	$(12,149)	$(38,841)
Adjustments to reconcile net loss to net cash
used by operating activities:
Office space and administrative support
contributed by a director (Note 2)	1,400	700	2,100
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,628	3,521	6,149
Indebtedness to related party	322	—	322
Net cash used in
operating activities	(22,342)	(7,928)	(30,270)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	31,000	31,000
Net cash provided by
financing activities	—	31,000	31,000

Effect of exchange rate changes on cash	99	—	99

Net change in cash	(22,243)	23,072	829
Cash, beginning of period	23,072	—	—
Cash, end of period	$829	$23,072	$829

Supplemental disclosure of cash flow information
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation
Paradigm Enterprises, Inc. (the “Company”) was incorporated in the state of Nevada on July 15, 2002 to engage in the acquisition, exploration and development of mineral properties. The Company is in the exploration stage in accordance with Industry Guide 7. On October 30, 2002, the Company entered into an option agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada (see Note 3). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management’s plan is to acquire interests in certain mining claims and explore for minerals.

The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns an option to acquire claims. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency
The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2003.

Financial Instruments
At December 31, 2003, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

Impairment of Long-Lived Assets
The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Earnings (loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2003, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation
The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Fiscal Year-end
The Company operates on a calendar year.

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(2) Related Party Transactions

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

During the year ended December 31, 2003, an officer paid $322 in expenses on behalf of the Company, which was not repaid as of December 31, 2003. The balance owed the officer is included in the accompanying financial statements as “Indebtedness to related party”.

In July 2002, the Company sold 5,000,000 shares of its restricted common stock to a director for $5,000 ($.001/share).

On October 30, 2002, the Company and a director entered into a trust agreement whereby the director of the Company will hold the Mineral Claims (see Note 3) on behalf of the Company until the initial exploration program is completed.

(3) Option on Mineral Interests

On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

		Cash		Exploration
		Payments		Expenditures	Due Date
	CDN	$5,000.00	CDN	$-	Closing of Option Agreement
	CDN	$-	CDN	$35,000.00	May 31, 2004
	CDN	$-	CDN	$75,000.00	October 31, 2004
	CDN	$-	CDN	$100,000.00	October 31, 2005
	CDN	$50,000.00	CDN	$-	October 31, 2006

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, as long as the Company holds any interest in the claim.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

(4) Shareholders’ Equity

During August and September 2002, the Company offered for sale 6,000,000 shares at of its $.001 par value common stock at a price of US$0.005 per share. The Company closed the offering after selling 5,200,000 shares for gross proceeds of $26,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2003	2002
U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	-0.79%	-0.86%
Net operating loss for which no tax
benefit is currently available	-14.21%	-14.14%
	0.00%	0.00%

At December 31, 2003, deferred tax assets consisted of a net tax asset of 5,511, due to operating loss carryforwards of $36,741, which was fully allowed for, in the valuation allowance of $5,511. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2003 and the period ended December 31, 2002 totaled $3,794 and $1,717, respectively. The current tax benefit for the year ended December 31, 2003 and the period ended December 31, 2002 also totaled $3,794 and $1,717, respectively. The net operating loss carryforward expires through the year 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(6) Subsequent Events

During January 2004, an officer advanced the Company $5,000 for working capital. The advance does not carry an interest rate and is due on demand.

From January 2004 through March 2004, the Company offered for sale 500,000 shares at of its $.001 par value common stock at a price of US$0.20 per share. As of March 17, 2004, the Company had sold 391,250 shares for gross proceeds of $78,250. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003. Following the stock sales, the Company had 10,591,250 common shares issued and outstanding.

Item 8.  Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Paradigm on July 15, 2002.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Brian C. Doutaz	President, Director	58	July 15, 2002
James M. Hutchison	Secretary, Treasurer, Director	45	July 15, 2002

Business Experience

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

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Brian C. Doutaz, a director serving as President and Chief Executive Officer (Principal Executive Officer) is, and has been, a management and business consultant since 1980. He is President of Anina International Capital Corp., a private British Columbia company, which is in the business of providing management and consulting services to development and exploration stage businesses and which has been performing such services since 1993. Mr. Doutaz also provides compliance services to publicly listed corporations in Canada and the United States and sits on the Boards of a number of public and private corporations.

  Mr. Doutaz is currently, and has been since 1986, president and a director of Adda Resources Ltd., a mineral and petroleum exploration company which remains a reporting issuer in British Columbia and Alberta and which was formerly publicly traded on the TSX Venture Exchange (currently delisted);
  Mr. Doutaz is also the past president and a director of Sterling Group Ventures, Inc., and has been since September, 2001, a mineral exploration company which is a reporting issuer under the Securities Act of 1933; and is quoted under the symbol SGGL on the Over-the-Counter Bulletin Board;

  From May, 1999 to October, 2001 Mr. Doutaz served as President and director of Reward Enterprises, Inc., an internet gaming operation, which is quoted on the OTC-BB under the symbol RWDE;
  Between March 1999 and April 2000 he served as a director and Treasurer of Kidstoysplus.com, Inc., an Internet retailer of children’s toys and products which is quoted on the OTC-BB under the symbol KTYP. In September, 2002, the name was changed to Stealth Media Labs and the symbol became SMLA;
  Mr. Doutaz became a director of Talon Ventures, Inc. on September 06, 2001 which is a Nevada based privately held company engaged in mineral exploration.
  On May 02, 2002, Mr. Doutaz became a director and Secretary of Blue Hawk Ventures, Inc., a mineral exploration company which is a reporting issuer under the Securities Act of 1933.

James M. Hutchison, Secretary, Treasurer and Director

Mr. Hutchison is Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer) and a director of Paradigm and been such since May 02, 2002. Mr. Hutchison is President of Precision Injection Molding, Inc., a private British Columbia company which specializes in the injection moulding of thermoplastic components, parts and assemblies to specific and exacting requirements in conjunction with product design and development, which he started in 1997. He was a director of Adda Resources Ltd. from May, 1998 to May, 2001 which is involved in the mineral and petroleum exploration business and which formerly traded on the TSX Venture Exchange. He was also a director from September 30, 2001 to January 15, 2004 of Sterling Group Ventures, Inc., a mineral exploration company which is a reporting issuer under the Securities Act of 1933 and is quoted under the symbol SGGL on the OTC Bulletin Board

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9A.  Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Item 10.  Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2003 and 2002 except for Mr. Doutaz who received $1,500 in stock at a price of $0.001 per share (1,500,000 shares) for the establishment of Paradigm and the preparation of the initial offering documents to sell stock. An affiliate of Paradigm provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Paradigm during the year ended December 31, 2003 at a deemed amount of $200. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received annual salary and/or bonus.

During the year ended December 31, 2003, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended December 31, 2003 and there were no stock options or stock appreciation rights outstanding on December 31, 2003.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management agreements with the our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no plans or arrangements in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 17, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brian C. Doutaz	5,000,000	47.21
James M. Hutchison	0	0
Directors and Officers (as a group)	5,000,000	47.21
(1)
Based on 10,591,250 shares outstanding as of March 17, 2004 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.  Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

In July 2002 we issued a total of 5,000,000 shares of restricted common stock to Brian C. Doutaz, a senior officer and director of our company. The fair market value of the shares, $5,000, was paid in cash ($3,500) and in lieu of a cash payment ($1,500) for services rendered in organizing Paradigm and negotiating an agreement.

On October 30, 2002, we entered into a trust agreement between Paradigm and Brian C. Doutaz, President of Paradigm whereby Mr. Doutaz is acting as trustee to hold the claim on behalf of Paradigm so as to avoid having Paradigm pay additional fees and establish a subsidiary at this early stage of our corporate development.

Paradigm is to reimburse an affiliate $322 for office expenses used during the fiscal year under review which had not been repaid as of December 31, 2003. The balance owed the affiliate is included in the accompanying financial statements as “Indebtedness to related party”. From July 15, 2002 (Inception) through December 31, 2003 a total of $322 has been or will be reimbursed to affiliates for expenses incurred on behalf of Paradigm.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended December 31, 2003: NONE

The following are exhibits to this Annual Report

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

Item 14.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2003, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

We do not have an audit committee; however, the board committee that performed the equivalent functions of an audit committee is comprised of the Chief Executive Officer, Brian C. Doutaz. The committee of one has reviewed and discussed the audited financial statements with management and with the Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 15. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $5,950 and for the period from inception on July 15, 2002 to December 31, 2002 the amount was approximately $2,000.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended December 31, 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $322.5 and for the period from inception on July 15, 2002 to December 31, 2002 the amount was approximately $0.

Tax Fees: The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on July 15, 2002 to December 31, 2002 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended December 31, 2003 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on July 15, 2002 to December 31, 2002 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADIGM ENTERPRISES, INC.
(Registrant)

By: /s/ “Brian C. Doutaz” Brian C. Doutaz, President and Director (Principal Executive Officer and Chief Executive Officer) Date: March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ “Brian C. Doutaz” Brian C. Doutaz, President and Director (Principal Executive Officer and Chief Executive Officer) Date: March 29, 2004

By: /s/ “James M. Hutchison” James M. Hutchison, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer) Date: March 29, 2004