Form 10QSB
period 2004-03-31
PARADIGM ENTERPRISES INC
filed 2004-05-10
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2004

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,591,250 common shares, $0.001 par value, issued and outstanding as of May 05, 2004

Transitional Small Business Format. Yes  ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)
March 31, 2004

Assets

Current assets:
Cash		$53,216

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities		$3,450
Indebtedness to related party (Note 2)		5,000
Total current liabilities		8,450

Shareholders’ equity (Note 5):
Common stock		10,591
Additional paid-in capital	.	97,758
Accumulated deficit		(63,412)
Cumulative translation adjustment	.	(171)
Total shareholders’ equity	.	44,766
		$53,216

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

			July 15, 2002
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2004	2003	2004
Expenses:
Contributed rent (Note 2)	$300	$300	$2,050
Contributed administrative support (Note 2)	50	50	400
Mineral interest acquisition costs (Note 3)	13,763	—	16,943
Professional fees	2,224	13,715	26,447
Compensation	—	—	2,300
Office	6,275	929	10,596
Other	1,959	438	4,676
Total expenses	24,571	15,432	63,412
Loss before income taxes	(24,571)	(15,432)	(63,412)

Income tax provision (Note 4)	—	—	—

Net loss	$(24,571)	$(15,432)	$(63,412)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,347,917	10,200,000

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			July 15, 2002
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2004	2003	2004
Net cash used in
operating activities	$(27,242)	$(16,161)	$(57,512)

Cash flows from financing activities:
Proceeds from officer advance (Note 2)	5,000	—	5,000
Proceeds from the sale of common stock (Note 5)	78,250	—	109,250
Payments for offering costs (Note 5)	(3,351)	—	(3,351)
Net cash provided by
financing activities	79,899	—	110,899

Effect of exchange rate changes on cash	(270)	(11)	(171)

Net change in cash	52,387	(16,172)	53,216

Cash, beginning of period	829	23,072	—

Cash, end of period	$53,216	$6,900	$53,216

Supplemental disclosure of cash flow information
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended December 31, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On October 30, 2002, the Company entered into an option agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada (see Note 3).

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

NOTE 2: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

An officer contributed administrative services to the Company for all periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

During January 2004, an officer advanced the Company $5,000 for working capital. The advance does not carry an interest rate and is due on demand. The advance is included in the accompanying condensed financial statements as indebtedness to related party.

During the year ended December 31, 2003, an officer paid $322 in expenses on behalf of the Company, which was repaid during the three months ended March 31, 2004.

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
Notes to Condensed Financial Statements
(Unaudited)

NOTE 3: OPTION ON MINERAL INTERESTS

On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

	Cash		Exploration
	Payments		Expenditures	Due Date
CDN	$5,000.00	CDN	$—	Closing of Option Agreement
CDN	$—	CDN	$35,000.00	May 31, 2004
CDN	$—	CDN	$75,000.00	October 31, 2004
CDN	$—	CDN	$100,000.00	October 31, 2005
CDN	$50,000.00	CDN	$—	October 31, 2006

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, as long as the Company holds any interest in the claim.

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

NOTE 5: SHAREHOLDERS’ EQUITY

From January 2004 through March 2004, the Company offered for sale 500,000 shares at of its $.001 par value common stock at a price of US$0.20 per share. As of March 31, 2004, the Company had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2004. Following is a schedule of changes in shareholders’ equity for the three months ended March 31, 2004:

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

			Additional		Cumulative
	Common stock		Paid-In	Accumulated	Translation
	Shares	Par Value	Capital	Deficit	Adjustment	Total
Balance, January 1, 2004	10,200,000	$10,200	$22,900	$(38,841)	$99	$(5,642)
February and March 2004,
sale of common stock	391,250	391	77,859	-	-	78,250
March 2004, offering costs
incurred	-	-	(3,351)	-	-	(3,351)
Office space and administrative
support contributed by an
officer	-	-	350	-	-	350
Comprehensive loss:
Net loss for the three months
ended March 31, 2004	-	-	-	(24,571)	-	(24,571)
Cumulative translation adj	-	-	-	-	(270)	(270)
Comprehensive loss	-	-	-	-	-	(24,841)
Balance, March 31, 2004	10,591,250	$10,591	$97,758	$(63,412)	$(171)	$44,766

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

Foreign Currency and Exchange Rates

Dollar costs of Paradigm’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.33 or CA $1.00 being approximately equal to US $0.75 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING MARCH 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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
  Paradigm must incur exploration expenditures on the claim of a minimum of $24,000 by October 31, 2003 – work program completed;
  Paradigm must incur exploration expenditures on the claim of a further $52,000 for an aggregate minimum exploration expense of $76,000 by October 31, 2004; and

  Paradigm must incur exploration expenditures on the claim of a further $75,000 for aggregate minimum exploration expenses of $151,000, by October 31, 2005; and
  Upon exercise of the Option, Paradigm is required to pay to Tomkies, commencing February 1, 2006, the sum of $37,500 per annum.

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

The names, tenure numbers, date of recording and expiration date of the claim is as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Golden	392749	April 09, 2001	April 09, 2006*

*One year's assessment credit was obtained by filing the G.P.S. location of the Legal Corner Post with the Gold Commissioner's Office. The work program incurred in late 2003 allowed for an extension of the expiry date from April 09, 2004 to April 09, 2006

To date we have completed the first phase of the planned three phase exploration program on the claim and have we spent $16,953 on mineral acquisition and exploration expenses but have spent nothing on research and development activities. On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. The preparation of a report on the work program has been commenced but will not be available until late May.

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

Employees

Initially, we are using the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, P. Eng. to manage the exploration program as outlined in his report. Mr. Heard is not a consultant to Paradigm; rather he is the author of the report on the claim. On October 28, 2003, we retained the services of Mr. Heard to lead a team onto the claims and commence phase I of the work program outlined in his report. The field work was completed on approximately November 20, 2003.

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

After completing our SB-2 offering we had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete all phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

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

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the three month period ended March 31, 2004 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2004 was $109,250 as a result of proceeds received from sales of our common stock. From January through March, 2004, we offered for sale 500,000 shares at of our $.001 par value common stock at a price of $0.20 per share. As of March 31, 2004, we had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003.

REVENUE: Paradigm did not generate any revenues from operations for the quarter ended March 31, 2004 nor for the period July 15, 2002 (inception) through March 31, 2004.

EXPENSES: During the quarter ended March 31, 2004, Paradigm incurred operating expenses of $24,571, versus $$15,432 for the same period in 2003 and a total of $63,412 since inception. The costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm has not incurred any expenses for research and development either during the quarter ended March 31, 2004 and none have been incurred since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended March 31, 2004 versus $350 for the same period in 2003. For the period July 15, 2002 (inception) through March 31, 2004, $2,450 was incurred. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

MINERAL ACQUISITION COSTS: $13,763 in mineral acquisition costs were incurred during the quarter ended March 31, 2004 while no such costs were incurred for the similar period in 2003. Costs increased during the most recent quarter as the result of expenses incurred in reviewing possible acquisition candidates in order to increase the asset base of the Paradigm. For the period July 15, 2002 (inception) through March 31, 2004, $16,943 was recorded in acquiring our optioned claim and seeking additional properties of merit.

PROFESSIONAL FEES: Paradigm incurred $2,224 in professional fees for the quarter ended March 31, 2004 versus $13,715 in the same quarter of the previous fiscal year. During the same period last year costs were higher as we were engaged in the filing of an SB-2 registration statement resulting in higher legal and accounting costs associated with the filing. Since inception, we have incurred $26,447 in professional fees which are mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended on March 31, 2004 or for the same period in 2003. A total of $2,300 was incurred in the fiscal year which ended on December 31, 2002.

OFFICE EXPENSES: We incurred $6,275 in office expenses during the quarter ended March 31, 2004 as compared to $929 for the similar period in 2003. Costs were higher during the most recent quarter as we were fully operational during that quarter and concluded the SB-2 offering whereby we raised $78,250 in gross proceeds as compared to the same period in the previous year where Paradigm was largely inactive and was only engaged in the filing of its SB-2 registration statement. For the period July 15, 2002 (inception) through March 31, 2004 a total of $10,596 has been spent on office expenses.

OTHER COSTS: $1,959 in other costs were incurred in the quarter ended March 31, 2004 as compared to $438 in other costs incurred in the similar period in 2003. Costs have increased in the most recent quarter as Paradigm has become fully operational and is actively engaged in the exploration of its optioned mining claim and is seeking additional possible acquisitions. For the period July 15, 2002 (inception) through March 31, 2004, Paradigm has spent $4,676 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended March 31, 2004, $79,899 in net cash was provided by financing activities ($74,899 net from the sale of common stock and $5,000 from a shareholders loan provided by one of our officers) while $27,242 in net cash was used for operating expenses. For the same period in 2003, $0 in net cash was provided by financing activities and $16,161 was used in operations. For the period from Inception on July 15, 2002 to March 31, 2004, $110,899 in net cash has been provided by financing activities and $57,512 has been used in operations.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

From January through March, 2004, we offered for sale 500,000 shares at of our $.001 par value common stock at a price of $0.20 per share. As of March 31, 2004, we had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003. As of the date of this report Paradigm has 10,591,250 common shares issued and outstanding.

Paradigm continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on our optioned claim was completed during the fourth quarter of last year and a report on the work accomplished is expected to be received prior to the end of May, 2004. Paradigm does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

For the balance of the current fiscal year (second through fourth quarters) we will concentrate our efforts on a review of the report of the phase I exploration program on our optioned claim which we expect to receive in the next few weeks. If phase I of the exploration program is successful, we will shift activities to prepare for proceeding with phase II in the late summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Paradigm believes it can satisfy its cash requirements through the fiscal year end of December 31, 2004, from the sale of shares under an SB-2 registration statement that became effective on November 10, 2003. As of March 31, 2004, we had $44,766 in working capital.

Phase I of the recommended geological exploration program will end up costing $28,000 based on the report and is a reflection of local costs for the specified type of work. Costs for phase I were made up of wages and fees, grid materials, pickets, paint, flagging, transportation, geological and geochemical supplies, assaying, camp equipment and operation costs.

Phase II will not be carried out until the late Summer of 2004 and will be contingent upon favourable results from phase I and any specific recommendations therefrom. It will be directed towards continuation of trenching and diamond drilling. The second phase may require up to two weeks work and will cost approximately $52,000 comprised of wages, fees and camp operations, diamond drilling assays and related. The cost estimate is based on the report and is a reflection of local costs for the specified type of work. A further four or five months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Liquidity and Capital Resources

As of end of the first quarter on March 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2004 was $110,899 as a result of proceeds received from sales of our common stock and a loan of $5,000 from one of our officers.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in October 2002 for cash consideration of $5,000.

We issued 5,200,000 shares of common stock through a Regulation S offering in October, 2002 for cash consideration of $26,000.

We issued 391,250 shares of common stock through a Regulation SB-2 offering in January, 2004 for cash consideration of $78,250.

As of March 31, 2004, our total assets which consist entirely of cash amounted to $53,216, and our total liabilities were $8,450. Working capital stood at $44,766.

For the quarter ended March 31, 2004, the net loss was $24,571 ($0.0024 per share). The loss per share was based on a weighted average of 10,347,917 common shares outstanding. For the same period in 2003 the comparative numbers were a net loss of $15,432 and a loss per share of $0.0015 based on a weighted average of 10,200,000 common shares outstanding. For the period from inception on July 15, 2002 through March 31, 2004, the cumulative net loss was $63,412.

For the current quarter and the balance of the fiscal year from April 01 to December 31, 2004 we plan on reviewing the results of phase I of the exploration program and continuing to seek additional acquisitions.

If phase I has not been successful we will terminate the Option on the claim and cease exploration. If phase I was successful we will then proceed to phase II in 2004 at an estimated cost of $52,000 also based on the recommendations of Mr. Heard’s report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. Similarly, if phase II is not successful, we will terminate the Option on the claim.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended March 31, 2004. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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
b)	evaluated the effectiveness of the our disclosure controls and procedures as of the date of this quarterly report (the "Evaluation Date"); and
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

Item 2. Changes in Securities

Paradigm had 10,591,250 shares of common stock issued and outstanding as of March 31, 2004. Of these shares, 5,000,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2004 was $110,899 as a result of proceeds received from sales of our common stock and a loan of $5,000 from one of our officers. During the period July 15, 2002 to March 31, 2004, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$16,943
Professional Fees	26,447
Compensation	2,300
Office Expenses	10,596
Other Costs	4,676
Total Use of Proceeds to March 31, 2004	$63,412

Common Stock

During the three-month period ended March 31, 2004, the Company offered for sale 500,000 shares at of its $.001 par value common stock at a price of US $0.20 per share. As of March 31, 2004, the Company had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2004. As of March 31, 2004, there were 10,591,250 shares issued and outstanding and as of May 05, there were 10,591,250 shares outstanding.

Options

No options were granted during the three-month period ending March 31, 2004

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2004: NIL

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

Date: May 10, 2004

BY: /s/ Brian C. Doutaz

Brian C. Doutaz
President, Chief Executive Officer, Principal Executive Officer, Director

BY: /s/ James M. Hutchison

James M. Hutchison
Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Director