Form 10QSB
period 2004-06-30
PARADIGM ENTERPRISES INC
filed 2004-08-16
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number: 333-103780

PARADIGM ENTERPRISES, INC.
(Exact name of small business issuer in its charter)

Nevada	33-1037546
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12880 Railway Avenue, Unit 35
Richmond, British Columbia	V7E 6G4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:	(604) 644-5139

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒       No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,591,250 common shares, $0.001 par value, issued and outstanding as of August 13, 2004

Transitional Small Business Format.    Yes ☐       No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)
June 30, 2004

Assets
Current assets:
Cash	$41,921

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,731
Indebtedness to related party (Note 2)	762
Total current liabilities	2,493

Shareholders' equity (Note 5):
Common stock	10,591
Additional paid-in capital	98,108
Accumulated deficit	(69,817)
Cumulative translation adjustment	546
Total shareholders' equity	39,428
$41,921

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations (Unaudited)
(Presented in U.S. Dollars)

					July 15, 2002
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Expenses:
Contributed rent (Note 2)	$300	$300	$600	$600	$2,350
Contributed administrative support (Note 2)	50	50	100	100	450
Mineral interest acquisition costs (Note 3)	-	-	13,763	-	16,943
Professional fees	2,155	2,253	4,379	15,968	28,602
Compensation	-	-	-	-	2,300
Office	3,517	465	9,792	1,394	14,113
Other	383	789	2,342	1,227	5,059
Total expenses	6,405	3,857	30,976	19,289	69,817
Loss before income taxes	(6,405)	(3,857)	(30,976)	(19,289)	(69,817)

Income tax provision (Note 4)	-	-	-	-	-

Net loss	$(6,405)	$(3,857)	$(30,976)	$(19,289)	$(69,817)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,591,250	10,200,000	10,469,584	10,200,000

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			July 15, 2002
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2004	2003	2004
Net cash used in
operating activities	$(34,254)	$(20,910)	$(64,524)

Cash flows from financing activities:
Proceeds from officer advance (Note 2)	5,000	-	5,000
Repayment of officer advance (Note 2)	(5,000)	-	(5,000)
Proceeds from the sale of common stock (Note 5)	78,250	-	109,250
Payments for offering costs (Note 5)	(3,351)	-	(3,351)
Net cash provided by
financing activities	74,899	-	105,899

Effect of exchange rate changes on cash	447	91	546

Net change in cash	41,092	(20,819)	41,921

Cash, beginning of period	829	23,072	-

Cash, end of period	$41,921	$2,253	$41,921

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CDN".

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

During January 2004, an officer advanced the Company $5,000 for working capital, which was repaid in April 2004. The advance did not carry an interest rate.

During the six months ended June 30, 2004, an officer paid $3,942 in expenses on behalf of the Company, of which the Company repaid $3,180 as of June 30, 2004. The remaining balance of $762 is included in the accompanying condensed financial statements as Indebtedness to related party.

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
Notes to Condensed Financial Statements
(Unaudited)

NOTE 3: OPTION ON MINERAL INTERESTS

On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

Cash		Ex ploration
Payments		Ex penditures		Due Date
CDN	$5,000.00	CDN	$-	Closing of Option Agreement
CDN	$-	CDN	$35,000.00	May 31, 2004
CDN	$-	CDN	$75,000.00	October 31, 2004
CDN	$-	CDN	$100,000.00	October 31, 2005
CDN	$50,000.00	CDN	$-	October 31, 2006

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, as long as the Company holds any interest in the claim.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

NOTE 4: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE 5: SHAREHOLDERS' EQUITY

From January 2004 through March 2004, the Company offered for sale 500,000 shares at of its $.001 par value common stock at a price of US$0.20 per share. As of March 31, 2004, the Company had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2004. Following is a schedule of changes in shareholders' equity for the six months ended June 30, 2004:

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

			Additional		Cumulative
	Common stock		Paid-In	Accumulated	Translation
	Shares	Par Value	Capital	Deficit	Adjustment	Total
Balance, January 1, 2004	10,200,000	$10,200	$22,900	$(38,841)	$99	$(5,642)
February and March 2004,
sale of common stock	391,250	391	77,859	-	-	78,250
March 2004, offering costs
incurred	-	-	(3,351)	-	-	(3,351)
Office space and administrative
support contributed by an officer	-	-	700	-	-	700
Comprehensive loss:
Net loss for the six months
ended June 30 , 2004	-	-	-	(30,976)	-	(30,976)
Cumulative translation adj	-	-	-	-	447	447
Comprehensive loss	-	-	-	-	-	(30,529)
Balance, June 30, 2004	10,591,250	$10,591	$98,108	$(69,817)	$546	$39,428

Item 2. Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "CA$" refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Paradigm" mean Paradigm Enterprises, Inc., unless otherwise indicated.

Paradigm is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claims that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claims can be determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill
A type of rotary drill in which the cutting is done by abrasion rather than  percussion. The cutting bit is set with diamonds and attached to the end of long  hollow rods through which water is pumped to the cutting face. The drill cuts a  core of rock, which is recovered in long cylindrical sections.

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

Foreign Currency and Exchange Rates

Dollar costs of Paradigm's property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.33 or CA $1.00 being approximately equal to US $0.75 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JUNE 30, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview

Paradigm Enterprises, Inc. was incorporated in the State of Nevada on July 15, 2002 and established a fiscal year end of December 31. Our statutory registered agent's office is located at 251 Jeanell Drive, Suite 3, Carson City, Nevada and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada. Our telephone number is (604) 644-5139. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On October 21, 2002, Brian C. Doutaz, our President and a member of the board of directors, acting as Trustee on our behalf, optioned a mineral property containing a single mining claim in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement with Kester E. Tomkies, the beneficial owner of the claim and a resident of British Columbia. This was an arms-length transaction to acquire the claim by making certain expenditures and carrying out certain exploration work on the claim. A Trust Agreement between Paradigm and Mr. Doutaz was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development.

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
  Paradigm must incur exploration expenditures on the claim of a minimum of $24,000 by October 31, 2003 (work program completed; final invoices not yet received);
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

If the results of any of the phases of the exploration program are unsuccessful, we will terminate the option agreement and will not be obligated to make the above or any subsequent payments.

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

the Agreement will terminate on:

February 01, 2006, unless on or before that date, Paradigm terminates in writing the option agreement the date on which Paradigm incorporates a British Columbia subsidiary to hold Paradigm's interest in the claim and transfers such interest to the subsidiary.

The names, tenure numbers, date of recording and expiration date of the claim is as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Golden	392749	April 09, 2001	April 09, 2006*

*One year's assessment credit was obtained by filing the G.P.S. location of the Legal Corner Post with the Gold Commissioner's Office. The work program incurred in late 2003 allowed for an extension of the expiry date from April 09, 2004 to April 09, 2006

To date we have completed the first phase of the planned three phase exploration program on the claim and have we spent $16,953 on mineral acquisition and exploration expenses but have spent nothing on research and development activities. On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program has been received and is discussed under the heading "Results of Operations" on page 8.

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

Tomkies holds the mining rights to the claim which thereby gives her or her agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. Tomkies granted an option to Paradigm to allow Paradigm to explore, mine and recover any minerals on the claim. If Tomkies were to grant an option to another party, that party would be able to enter the claim, carry out certain work commitments and earn right and title to the claim; we would have little recourse as we would be harmed, will not own any claim and would have to cease operations. However, Tomkies would be liable to us for monetary damages for breach of the option agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claim, if any, in addition to any lost opportunity costs if the claim proved to be of value in the future.

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

The claim is unencumbered and there are no competitive conditions which affect the claim. Further, there is no insurance covering the claim; we believe that no insurance is necessary since the claim is unimproved and contains no buildings or improvements.

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

After completing our SB-2 offering we had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete all phases of our proposed exploration program we will need to raise additional funding. There is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete either of these phases we would have to cease business operations.

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

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the three and six month periods ended June 30, 2004 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2004 was $109,250 as a result of proceeds received from sales of our common stock. From January through March, 2004, we offered for sale 500,000 shares at of our $0.001 par value common stock at a price of $0.20 per share. As of June 30, 2004, we had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003. Sales were closed on January 31, 2004.

REVENUE: Paradigm did not generate any revenues from operations for the quarter ended June 30, 2004 nor for the period July 15, 2002 (inception) through June 30, 2004.

EXPENSES: During the quarter ended June 30, 2004, Paradigm incurred operating expenses of $6,405, versus $3,857 for the same period in 2003. For the six months ended June 30, the comparative numbers were $30,976 for 2004 and $19,289 for 2003 and a total of $69,817 since inception. The costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm has not incurred any expenses for research and development either during the quarter ended June 30, 2004 and none have been incurred since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended June 30, 2004 versus $350 for the same period in 2003. For the six months ended June 30, the comparative numbers were $700 for 2004 and $700 for 2003. For the period July 15, 2002 (inception) through June 30, 2004, a total of $2,800 has been recorded. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

MINERAL ACQUISITION COSTS: no mineral acquisition costs were incurred during either quarter ended June 30, 2004 or 2003. For the six months ended June 30, the comparative numbers were $13,763 for 2004 and $0 for 2003. Costs increased during the most recent six months as the result of expenses incurred in reviewing possible acquisition candidates in order to increase the asset base of the Paradigm as well as part of the costs incurred in the completion of phase I of the exploration program. For the period July 15, 2002 (inception) through June 30, 2004, $16,943 has been incurred in acquiring our optioned claim and seeking additional properties of merit as well as initital expenses for phase I of the program for the Golden claim.

PROFESSIONAL FEES: Paradigm incurred $2,155 in professional fees for the quarter ended June 30, 2004 versus $4,379 in the same quarter of the previous fiscal year. For the six months ended June 30, the comparative numbers were $4,379 for 2004 and $15,968 for 2003. During the same period last year costs were higher as we were engaged in the filing of an SB-2 registration statement resulting in higher legal and accounting costs associated with the filing. Since inception, we have incurred $28,602 in professional fees which are mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended on June 30, 2004 or for the same period in 2003. A total of $2,300 was incurred in the fiscal year which ended on December 31, 2002.

OFFICE EXPENSES: We incurred $3,517 in office expenses during the quarter ended June 30, 2004 as compared to $465 for the similar period in 2003. For the six months ended June 30, the comparative numbers were $9,792 for 2004 and $1,394 for 2003. Costs were higher during the most recent six months as we were fully operational during this period and concluded the SB-2 offering whereby we raised $78,250 in gross proceeds as compared to the same period in the previous year where Paradigm was largely inactive and only engaged in the filing of its SB-2 registration statement. For the period July 15, 2002 (inception) through June 30, 2004 a total of $14,113 has been spent on office expenses.

OTHER COSTS: $383 in other costs were incurred in the quarter ended June 30, 2004 as compared to $789 in other costs incurred in the similar period in 2003. For the six months ended June 30, the comparative numbers were $2,342 for 2004 and $1,277 for 2003. Costs have increased in the most recent six months as Paradigm has become fully operational, is actively engaged in the exploration of its optioned mining claim and is seeking additional possible acquisitions. For the period July 15, 2002 (inception) through June 30, 2004, Paradigm has spent $5,059 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended June 30, 2004, $79,899 in net cash was provided by financing activities ($74,899 net from the sale of common stock and $5,000 from a shareholders loan provided by one of our officers, which has subsequently been repaid) while $34,254 in net cash was used for operating expenses. For the same period in 2003, $0 in net cash was provided by financing activities and $20,910 was used in operations. For the period from Inception on July 15, 2002 to June 30, 2004, $105,899 in net cash has been provided by financing activities and $64,524 has been used in operations.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

EXPLORATION ACTIVITY – PHASE I – GOLDEN MINERAL CLAIM: In July, 2004, we received a report from R.T. Heard outlining the results of the phase I exploration program which was carried out in late 2003. The program established a grid across the property and completed general prospecting and geological mapping of the claim. The grid was set with crosslines set up every 100 metres and intersecting crosslines marked at each 25 metre point. The intersecting crosslines established by the grid become base reference points at which rock and soil samples were taken with each of the samples subsequently sent to a lab to be analyzed for specific minerals and to have their geological characteristics identified and recorded. The entire property was also searched for outcroppings, trenches or areas that may indicate further exploration is warranted in a later phase. During our field examination, several areas sited within the Jim Creek basin appeared to be anomalous. This examination on its own is not indicative of a gold discovery. The examination and review of available literature provided historical reference points which, in total, indicate that there are valid reasons to further explore the claim. The review of the claim and its history indicate that the right indicators exist for the potential of a commercially viable mining operation. Mr. Heard concluded that additional claims should be staked in the surrounding area immediately adjacent to the claim and that we should proceed to phase II of the earlier recommended exploration program.

MOST RECENT FINANCING OF OPERATIONS: From January through March, 2004, we offered for sale 500,000 shares at of our $0.001 par value common stock at a price of $0.20 per share. As of June 30, 2004, we had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003 and which closed on January 31, 2004. As of the date of this report Paradigm has 10,591,250 common shares issued and outstanding.

Paradigm continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on our optioned claim was completed during the fourth quarter of last year and a report on the work accomplished was received subsequent to the end of the current quarter and is discussed above. Paradigm does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

For the balance of the current fiscal year (second through fourth quarters) we will concentrate our efforts on a review of the report of the phase I exploration program on our optioned claim which indicates that further work should be carried out (phase II) and that additional property should be staked surrounding the Golden claim in order to expand the claim size and to follow anomalies discovered on the property and to be able to follow exploration targets outlined and noted in Mr. Heard's latest report on phase I. We now contemplating shifting activities to prepare for proceeding with phase II in the late summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Paradigm believes it can satisfy its cash requirements through the fiscal year end of December 31, 2004, from the sale of shares under an SB-2 registration statement that became effective on November 10, 2003. As of June 30, 2004, we had $39,428 in working capital.

Phase I of the recommended geological exploration program will end up costing approximately $28,000 based on the initial report on the claim and is a reflection of local costs for the specified type of work. Costs for phase I were made up of wages and fees, grid materials, pickets, paint, flagging, transportation, geological and geochemical supplies, assaying, camp equipment and operation costs.

Phase II will not be carried out until the late Summer of 2004 and will be contingent upon results from phase I and specific recommendations therefrom. It will be directed towards continuation of trenching and diamond drilling and staking additional claims surrounding the sole claim we now have under option. The second phase may require up to two weeks work and will cost approximately $52,000 comprised of wages, fees and camp operations, diamond drilling assays and related. The cost estimate is based on the report and is a reflection of local costs for the specified type of work. A further four or five months may be required for analysis and the preparation of a report and evaluation on the work accomplished. The staking cots for additional claims which will be initially held by Tomkies and will be considered an extension of the claims held under the option agreement has not yet been determined.

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

Liquidity and Capital Resources

As of end of the first quarter on June 30, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2004 was $105,899 as a result of proceeds received from sales of our common stock.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in October 2002 for cash consideration of $5,000.

We issued 5,200,000 shares of common stock through a Regulation S offering in October, 2002 for cash consideration of $26,000.

We issued 391,250 shares of common stock through a Regulation SB-2 offering in January, 2004 for cash consideration of $78,250.

As of June 30, 2004, our total assets which consist entirely of cash amounted to $41,921, and our total liabilities were $2,493. Working capital stood at $39,428.

For the quarter ended June 30, 2004, the net loss was $6,405 ($0.0006 per share). The loss per share was based on a weighted average of 10,591,250 common shares outstanding. For the same period in 2003 the comparative numbers were a net loss of $3,857 and a loss per share of $0.0004 based on a weighted average of 10,200,000 common shares outstanding. For the period from inception on July 15, 2002 through June 30, 2004, the cumulative net loss was $69,817.

For the current quarter and the balance of the fiscal year from April 01 to December 31, 2004 we plan on reviewing the results of phase I of the exploration program and continuing to seek additional acquisitions.

We are currently considering the results of phase I and contemplating proceeding to phase II in 2004 at an estimated cost of $52,000 also based on the recommendations of Mr. Heard's report, which costs are a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. If phase II is not successful, we will terminate the Option on the claim.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended June 30, 2004. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3.     Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company's Chief Executive Officer and Chief Financial Officer have:

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

Item 2.     Changes in Securities

Paradigm had 10,591,250 shares of common stock issued and outstanding as of June 30, 2004. Of these shares, 5,000,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

The issuances discussed under this section are exempted from registration under Rule 504 or Regulation S or Section 4 (2) of the Securities Act, as provided. All purchasers of Paradigm's securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3.     Defaults Upon Senior Securities

The have been no defaults upon Paradigm's senior or other securities in the preceeding quarter.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5.     Other Information

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2004 was $105,899 as a result of proceeds received from sales of our common stock. During the period July 15, 2002 to June 30, 2004, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$16,943
Professional Fees	28,602
Compensation	2,300
Office Expenses	14,113
Other Costs	5,059
Total Use of Proceeds to June 30, 2004	$67,017

Common Stock

During the six-month period ended June 30, 2004, the Company offered for sale 500,000 shares at of its $.001 par value common stock at a price of US $0.20 per share. As of June 30, 2004, the Company had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2004. As of June 30, 2004, there were 10,591,250 shares issued and outstanding and as of August 13, there were 10,591,250 shares outstanding.

Options

No options were granted during the six-month period ending June 30, 2004

Item 6.     Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2004: NIL

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

Date: August 16, 2004

BY: /s/ "Brian C. Doutaz

Brian C. Doutaz
President, Chief Executive Officer, Principal Executive Officer, Director

BY: /s/ "James M. Hutchison"

James M. Hutchison
Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Director