Form 10QSB
period 2004-09-30
PARADIGM ENTERPRISES INC
filed 2004-11-10
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,591,250 common shares, $0.001 par value, issued and outstanding as of November 08, 2004

Transitional Small Business Format. Yes ☐     No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
(Presented in U.S. Dollars)

September 30, 2004

Assets

Current assets:
Cash	$38,577

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$4,365
Indebtedness to related party (Note 2)	1,012
Total current liabilities	5,377

Shareholders' equity (Note 5):
Common stock	10,591
Additional paid-in capital	98,458
Accumulated deficit	(77,738)
Cumulative translation adjustment	1,889
Total shareholders' equity	33,200
$38,577

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)
(Presented in U.S. Dollars)

					July 15, 2002
					(Ince ption)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004

Expenses:
Contributed rent (Note 2)	$300	$300	$900	$900	$2,650
Contributed administrative support (Note 2)	50	50	150	150	500
Mineral interest acquisition costs (Note 3)	-	-	13,763	-	16,943
Professional fees	6,107	980	10,486	16,948	34,709
Compensation	-	-	-	-	2,300
Office	1,200	-	10,992	1,394	15,313
Other	264	19	2,606	1,246	5,323
Total expenses	7,921	1,349	38,897	20,638	77,738

Loss before income taxes	(7,921)	(1,349)	(38,897)	(20,638)	(77,738)

Income tax provision (Note 4)	-	-	-	-	-

Net loss	$(7,921)	$(1,349)	$(38,897)	$(20,638)	$(77,738)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,591,250	10,200,000	10,510,139	10,200,000

See accompanying notes to condensed financial statements

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)
(Presented in U.S. Dollars)

			July 15, 2002
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2004	2003	2004

Net cash used in
operating activities	$(37,598)	$(21,418)	$(67,868)

Cash flows from financing activities:
Proceeds from officer advance (Note 2)	5,000	-	5,000
Repayment of officer advance (Note 2)	(5,000)	-	(5,000)
Proceeds from the sale of common stock (Note 5)	78,250	-	109,250
Payments for offering costs (Note 5)	(3,351)	-	(3,351)
Net cash provided by
financing activities	74,899	-	105,899

Effect of exchange rate changes on cash	447	91	546

Net change in cash	37,748	(21,327)	38,577

Cash, beginning of period	829	23,072	-

Cash, end of period	$38,577	$1,745	$38,577

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

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

During the nine months ended September 30, 2004, an officer paid $4,954 in expenses on behalf of the Company, of which the Company repaid $3,942 as of September 30, 2004. The remaining balance of $1,012 is included in the accompanying condensed financial statements as Indebtedness to related party.

On October 30, 2002, the Company and a director entered into a trust agreement whereby the director of the Company will hold the Mineral Claims (see Note 3) on behalf of the Company until the initial exploration program is completed.

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 3: OPTION ON MINERAL INTERESTS

On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada. Under the terms of the amended Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

	Cash		Exploration
	Payments		Expenditures	Due Date
CDN	$5,000.00	CDN	$-	Closing of Option Agreement
CDN	$-	CDN	$35,000.00	February 28, 2005
CDN	$-	CDN	$75,000.00	October 31, 2005
CDN	$-	CDN	$100,000.00	October 31, 2006
CDN	$50,000.00	CDN	$-	January 1, 2008

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as the Company holds any interest in the claim.

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

NOTE 5: SHAREHOLDERS' EQUITY

From January 2004 through March 2004, the Company offered for sale 500,000 shares at of its $.001 par value common stock at a price of US$0.20 per share. The Company sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003. Following is a schedule of changes in shareholders' equity for the nine months ended September 30, 2004:

PARADIGM ENTERPRISES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

			Additional		Cumulative
	Common stock		Paid-In	Accumulated	Translation
	Shares	Par Value	Capital	Deficit	Adjustment	Total
Balance , January 1, 2004	10,200,000	$10,200	$22,900	$(38,841)	$99	$(5,642)
February and March 2004,
sale of common stock	391,250	391	77,859	-	-	78,250
March 2004, offering costs
incurred	-	-	(3,351)	-	-	(3,351)
Office space and administrative
support contributed by an
officer	-	-	1,050	-	-	1,050
Comprehensive loss:
Net loss for the nine months
ended Se ptember 30, 2004	-	-	-	(38,897)	-	(38,897)
Cumulative translation adj	-	-	-	-	1,790	1,790
Com prehensive loss	-	-	-	-	-	(37,107)
Balance, September 30, 2004	10,591,250	$10,591	$98,458	$(77,738)	$1,889	$33,200

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING SEPTEMBER 30, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

  Paradigm must incur exploration expenditures on the claim of a minimum of $24,000 by February 28, 2005 (work program completed; final invoices not yet received);

  Paradigm must incur exploration expenditures on the claim of a further $52,000 for an aggregate minimum exploration expense of $76,000 by October 31, 2005; and

  Paradigm must incur exploration expenditures on the claim of a further $75,000 for aggregate minimum exploration expenses of $151,000, by October 31, 2006; and

  Upon exercise of the Option, Paradigm is required to pay to Tomkies, commencing February 1, 2008, the sum of $37,500 per annum.

If the results of any of the phases of the exploration program are unsuccessful, we will terminate the option agreement and will not be obligated to make the above or any subsequent payments.

The claims are held under a trust agreement by Mr. Doutaz on behalf of Paradigm. The terms of the trust agreement are as follows:

•	the Trustee is willing and legally capable of acting as a trustee for Paradigm to hold the mineral claim on behalf of Paradigm until such time as the initial three phase exploration program is completed and Paradigm is properly able to evaluate the merits of owning the claim in its own name or that of a subsidiary;

•	the Agreement will terminate on:

	•	February 28, 2008, unless on or before that date, Paradigm terminates in writing the option agreement

	•	the date on which Paradigm incorporates a British Columbia subsidiary to hold Paradigm's interest in the claim and transfers such interest to the subsidiary.

The names, tenure numbers, date of recording and expiration date of the claim is as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Golden	392749	April 09, 2001	April 09, 2006*

*One year's assessment credit was obtained by filing the G.P.S. location of the Legal Corner Post with the Gold Commissioner's Office. The work program incurred in late 2003 allowed for an extension of the expiry date from April 09, 2004 to April 09, 2006. The work program completed in 2004 will extend the expiry date for an additional two years when that report is filed with the appropriate regulatory authority.

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

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the three and nine month periods ended September 30, 2004 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2004 was $109,250 as a result of proceeds received from sales of our common stock. From January through March, 2004, we offered for sale 500,000 shares at of our $0.001 par value common stock at a price of $0.20 per share. As of September 30, 2004, we had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003. Sales were closed on January 31, 2004.

REVENUE: Paradigm did not generate any revenues from operations for the quarter ended September 30, 2004 nor for the period July 15, 2002 (inception) through September 30, 2004.

EXPENSES: During the quarter ended September 30, 2004, Paradigm incurred operating expenses of $7,921, versus $1,349 for the same period in 2003. For the nine months ended September 30, the comparative numbers were $38,897 for 2004 and $20,639 for 2003 and a total of $77,738 since inception. Costs rose in the current year as a result of the Corporation completing its SB-2 registration statement and become active in its business development. The overall costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm has not incurred any expenses for research and development during the quarter ended September 30, 2004 and none have been incurred since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended September 30, 2004 versus $350 for the same period in 2003. For the nine months ended June 30, the comparative numbers were $1,050 for 2004 and $1,050 for 2003. For the period July 15, 2002 (inception) through September 30, 2004, a total of $3,150 has been recorded. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. This category of expenses runs reasonably consistent from quarter to quarter.

MINERAL ACQUISITION COSTS: no mineral acquisition costs were incurred during either quarter ended September 30, 2004 or 2003. For the nine months ended September 30, the comparative numbers were $13,763 for 2004 and $0 for 2003. Costs increased during the most recent nine months as the result of expenses incurred in reviewing possible acquisition candidates in order to increase the asset base of the Paradigm as well as part of the costs incurred in the completion of phase I of the exploration program. For the period July 15, 2002 (inception) through September 30, 2004, $16,943 has been incurred in acquiring our optioned claim and seeking additional properties of merit as well as initial expenses for phase I of the program for the Golden claim.

PROFESSIONAL FEES: Paradigm incurred $6,107 in professional fees for the quarter ended September 30, 2004 versus $980 in the same quarter of the previous fiscal year. For the nine months ended September 30, the comparative numbers were $10,486 for 2004 and $16,948 for 2003. During the same period last year costs were higher as we were engaged in the filing of an SB-2 registration statement resulting in higher legal and accounting costs associated with the filing. Since inception, we have incurred $34,709 in professional fees which are mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended on September 30, 2004 or for the same period in 2003. A total of $2,300 was incurred in the fiscal year which ended on December 31, 2002.

OFFICE EXPENSES: We incurred $1,200 in office expenses during the quarter ended September 30, 2004 as compared to $0 for the similar period in 2003. For the nine months ended September 30, the comparative numbers were $10,992 for 2004 and $1,394 for 2003. Costs were higher during the most recent nine months as we were fully operational during this period and concluded the SB-2 offering whereby we raised $78,250 in gross proceeds as compared to the same period in the previous year where Paradigm was largely inactive and only engaged in the filing of its SB-2 registration statement. For the period July 15, 2002 (inception) through September 30, 2004 a total of $15,313 has been spent on office expenses.

OTHER COSTS: $264 in other costs were incurred in the quarter ended September 30, 2004 as compared to $0 in other costs incurred in the similar period in 2003. For the nine months ended September 30, the comparative numbers were $2,606 for 2004 and $1,246 for 2003. Costs have increased in the most recent nine months as Paradigm has become fully operational, is actively engaged in the exploration of its optioned mining claim and is seeking additional possible acquisitions. For the period July 15, 2002 (inception) through September 30, 2004, Paradigm has spent a total of $5,323 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended September 30, 2004, $74,899 in net cash was provided by financing activities while $37,598 in net cash was used for operating expenses. For the same period in 2003, $0 in net cash was provided by financing activities and $21,418 was used in operations. For the period from Inception on July 15, 2002 to September 30, 2004, $105,899 in net cash has been provided by financing activities and $67,868 has been used in operations.

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

Plan of Operation

For the balance of the current fiscal year (fourth quarter) we will concentrate our efforts on a review of the report of the phase I exploration program on our optioned claim which indicates that further work should be carried out (phase II) and that additional property should be staked surrounding the Golden claim in order to expand the claim size and to follow anomalies discovered on the property and to be able to follow exploration targets outlined and noted in Mr. Heard's latest report on phase I. We now contemplating shifting activities to prepare for proceeding with phase II in the late summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed to be completed.

Paradigm believes it can satisfy its cash requirements through the fiscal year end of December 31, 2004, from the sale of shares under an SB-2 registration statement that became effective on November 10, 2003. As of September 30, 2004, we had $39,428 in working capital.

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

Phase II will not be carried out until the Summer of 2005 and will be contingent upon results from phase I and specific recommendations therefrom. It will be directed towards continuation of trenching and diamond drilling and staking additional claims surrounding the sole claim we now have under option. The second phase may require up to two weeks work and will cost approximately $52,000 comprised of wages, fees and camp operations, diamond drilling assays and related. The cost estimate is based on the report and is a reflection of local costs for the specified type of work. A further four or five months may be required for analysis and the preparation of a report and evaluation on the work accomplished. The staking cots for additional claims which will be initially held by Tomkies and will be considered an extension of the claims held under the option agreement has not yet been determined.

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

Liquidity and Capital Resources

As of end of the first quarter on September 30, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2004 was $105,899 as a result of proceeds received from sales of our common stock.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in October 2002 for cash consideration of $5,000.

We issued 5,200,000 shares of common stock through a Regulation S offering in October, 2002 for cash consideration of $26,000.

We issued 391,250 shares of common stock through a Regulation SB-2 offering in January, 2004 for cash consideration of $78,250.

As of September 30, 2004, our total assets which consist entirely of cash amounted to $38,577, and our total liabilities were $5,377. Working capital stood at $33,200.

For the quarter ended September 30, 2004, the net loss was $7,921 ($0.0007 per share). The loss per share was based on a weighted average of 10,591,250 common shares outstanding. For the same period in 2003 the comparative numbers were a net loss of $1,349 and a loss per share of $0.0001 based on a weighted average of 10,200,000 common shares outstanding. For the period from inception on July 15, 2002 through September 30, 2004, the cumulative net loss was $77,738.

For the current quarter and the balance of the fiscal year from October 01 to December 31, 2004 we plan on reviewing the results of phase I of the exploration program and continuing to seek additional acquisitions.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended September 30, 2004. Inflation is moderately higher than it was during 2003 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Paradigm had 10,591,250 shares of common stock issued and outstanding as of September 30, 2004. Of these shares, 5,000,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2004 was $105,899 as a result of proceeds received from sales of our common stock. During the period July 15, 2002 to September 30, 2004, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition Costs	$16,943
Professional Fees	34,709
Compensation	2,300
Office Expenses	15,313
Other Costs	5,323
Total Use of Proceeds to September 30, 2004	$74,588

Common Stock

During the nine month period ended March 31, 2004, the Company offered for sale 500,000 shares at of its $.001 par value common stock at a price of US $0.20 per share. As of March 31, 2004, the Company had sold 391,250 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003 and which closed on January 31, 2004. As of September 30, 2004, there were 10,591,250 shares issued and outstanding and as of November 08, there were 10,591,250 shares outstanding.

Options

No options were granted during the nine month period ending September 30, 2004

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2004: NIL

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

Date: November 10, 2004

BY: /s/ Brian C. Doutaz

Brian C. Doutaz
President, Chief Executive Officer, Principal Executive Officer, Director

BY: /s/ James M. Hutchison

James M. Hutchison
Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Director