Form 10KSB
period 2004-12-31
Paradigm Oil & Gas, Inc.
filed 2005-04-20
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-KSB
_________________________

(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number: 333-103780

PARADIGM OIL AND GAS, INC.
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
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [  ] No [X]

Issuer's revenues for its most recent fiscal year: $0.

Page - 1

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 14,891,251 common shares at $0.50 (1) = $7,445,626. (1) last traded/closing price for the common equity at the closing of the market on December 31, 2004.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 35,366,876 common shares issued and outstanding as of March 15, 2005

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 2

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on page 7, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we", "us", "our", and "Paradigm" mean Paradigm Oil And Gas, Inc., and its predecessor corporation Paradigm Enterprises, Inc. unless otherwise indicated.

Paradigm is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim we have under option or that commercially viable petroleum reserves exist on the properties we have farmed into or have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Page - 3

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Mineral Exploration Terminology

Diamond drill
A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure, characteristic chemical composition, crystal form & physical properties.
Mineralization	Rock containing an undetermined amount of minerals or metals.

Petroleum Exploration Terminology

AFE
Authority For Expenditure - Form used when wells are drilled by multiple parties to determine the good faith anticipated cost of the well and to specify each partners expected financial contribution to the drilling and completion.

APO
After payout - terms of revenue sharing under which the participants receive the proceeds of the well following the point where all costs have been reimbursed including acquisition, drilling and completion.

Back-in
The reversionary interest of a farmor, lessor or of an assignor of a lease whereunder the farmer, lessor or assignor is to become entitled to a specific share of the working interest when specified costs have been recovered from production.

BOE	Barrels of oil equivalent; converting volumes of natural as to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.
BOPD	Barrels of oil per day
BPO
Before Payout - terms of revenue sharing under which the participants receive the proceeds of the well up to the point where all costs have been reimbursed including acquisition, drilling and completion.

Completion	The installation of permanent equipment for the production of oil or gas.
Development Well	A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.
Drill Spacing Units (DSUs)
The area prescribed by applicable well spacing regulations for the granting for the granting of a permit for the drilling of a well; the area of land assigned in the granting of a well permit; the area in which it has been determined by regulation that one well can efficiently drain. The size of the DSU may vary from 10 acres in oil fields to 640 acres (section) in gas fields.

Page - 4

Dry Hole or Dry Well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale f such production exceed production expenses and taxes.
Exploratory Well
A well drilled to find and produce oil or gas reserves not classified as proved, to find a new production reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

Farm-In	See Farm-out (below)
Farm-Out
An agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion hereof to another party who desires to drill on the leased acreage. Generally, he assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" and he assignor issues a "farm-out."

Infill Drilling	The drilling of an additional well or wells provided for by an existing spacing order to more adequately drain a reservoir.
Mcfg/D	Thousand cubic feet of gas per day - the standard unit for measuring the volume of natural gas from a well or line MMcf is one million cubic feet (also Mcf, Bcf (billion), Tcf (trillion)).
Operator	The individual or company responsible for the exploration, development and production of an oil or gas well or lease.
PSI	pounds per square inch - an indication of the degree of pressure.
Reserves	Refers to proved reserves only.
RoFeR	Right of First Refusal
Royalty
An interest in an oil and gas lease that gives the owner f the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require he owner to pay any portion of the costs of drilling or operating the wells on he leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

Working Interest
An interest in an oil and gas lease that gives he owner of the interest the right to drill for and produce oil and gas on the eased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

Business Development During Last Three Years

Overview

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002. On February 07, 2005 we changed our name to Paradigm Oil And Gas, Inc. and effected a one to one point five forward split of our common stock. Since our incorporation, we have been in the business of the exploration and development of a mineral property approximately 1,236 acres in size in south-western, British Columbia. Our property is without known reserves and our program is exploratory in nature. To date we have not spent anything on research and development activities. On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program has been received and is discussed under “Results of Operations” on page 12.

Page - 5

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation, an arms length Calgary, Alberta based private corporation and on January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, we finalized the two agreements whereby we have acquired an interest in two oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. Paradigm has paid the sum of two hundred seven thousand, three hundred eighty three dollars ($207,383) to Win to acquire a 5% working interest in the Hillsprings Property (10-34-5-29W4) and paid the sum of two hundred ninety eight thousand, six hundred thirty one dollars ($298,631) to Win to acquire a 5% working interest in the Todd Creek Property.

Subsequent to the end of the fiscal year, on February 15, 2005, Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 W5M, SE Section 36, and a similar interest in an additional option well at Township 91, Range 12 W5M, NW Section 29 in the Sawn Lake, Alberta, oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm in on the lands held by Deep Well Oil and Gas in the Sawn Lake project in which 1132559 Alberta Ltd has an interest. The final terms of the option for the additional DSUs are yet to be agreed upon by the parties. Paradigm will earn 100% of the farmor’s interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor’s interest (an undivided 5% interest) after payout (APO). Paradigm will have earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit. In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $216,489, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Total costs, estimated to be CA $216,489, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated as Paradigm Enterprises, Inc. in the State of Nevada on July 15, 2002 and established a fiscal year end of December 31. On February 07, 2005, our name was changed to Paradigm Oil And Gas, Inc. and a forward split of the common stock was effected on a one and one-half new shares for one old share basis. We are a start-up, exploration stage company engaged in the search for oil and gas deposits and gold and related minerals; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4. The telephone number of our office is (604) 644-5139 while a direct line to our Chief Operating Officer is available at (403) 827-1208.

Our office facilities are currently provided to us by Brian Doutaz, one of our directors and our former President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Paradigm at cost on a quarterly basis.

Page - 6

MINERAL EXPLORATION

On October 30, 2003, Brian C. Doutaz, our then President and a member of the board of directors, acting as trustee on our behalf, optioned a mineral property containing one mining claim in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement and Amendment thereof dated October 17, 2004 with Kester E. Tomkies, the beneficial owner of the claim, a private arms-length British Columbia individual, to acquire the claim by making certain expenditures and carrying out certain exploration work on the claim. A Trust Agreement and Amendment thereof between Paradigm and Mr. Doutaz was established to avoid having to pay additional fees and establish a local subsidiary at this early stage of our corporate development.

Under the terms of the option agreement and the amendment thereof, Tomkies granted to Paradigm the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Tomkies in the claim, subject to Tomkies receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:
•	Paradigm paid Tomkies $3,180, on the effective date of the agreement;
•	Paradigm incurred exploration expenditures on the claim of a minimum of $25,000 by May 31, 2005;
•	Paradigm must incur exploration expenditures on the claim of a further $53,000 for an aggregate minimum exploration expense of $78,000 by October 31, 2005; and
•	Paradigm must incur exploration expenditures on the claim of a further $75,000 for aggregate minimum exploration expenses of $153,500, by October 31, 2006; and
•	Upon exercise of the option, Paradigm is required to pay to Tomkies, commencing February 1, 2008, the sum of $35,000 per annum.

If the results of the any phase of exploration are unsuccessful, we will terminate the option agreement and will not be obligated to make the above or any subsequent payments.

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

Page - 7

There are no penalties or conditions precedent if the trust agreement is terminated early.

To date we have not spent anything on research and development activities. On October 29, 2004 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2004 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program has been received and is discussed under the heading “Results of Operations” on page 12.

As of the date of this report no decision has been made as to when we will proceed with the planned phase II of the originally defined three-phase exploration program. We may seek an extension of the deadline for the commencement of the next phase of exploration in light of the need to concentrate funding for the coming year on our newly acquired oil and gas projects

PETROLEUM EXPLORATION

On December 06, 2004, we entered into two participation proposal agreements with Win Energy Corporation, an arms-length Calgary, Alberta based private corporation whereby the Corporation could acquire an interest in two oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. On January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, the Corporation concluded final payments and finalized the agreements.

HILLSPRINGS PROPERTY

Paradigm has paid the sum of two hundred seven thousand, three hundred eighty three dollars ($207,383) to Win to acquire a 5% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34, Section 29 W4), Alberta, Canada;

Paradigm shall also have the option exercisable to January 31, 2005 to acquire an additional 5% interest in a further 2¼ sections in the surrounding area by paying the sum of $207,383 to Win; Failure to exercise the option shall terminate the option to acquire the additional interest;

Paradigm shall have an option to acquire the interest exercisable on the following basis:

In the event Paradigm has elected to acquire the interest set forth above, Paradigm may elect to acquire a 10% working interest in the project by paying $207,383; or

In the event that Paradigm has elected not to acquire the additional 5% interest, Paradigm may elect to acquire a 5% interest in the project by paying to Win $103,691 and shall have until July 01, 2005 to exercise the above noted additional 5% option interest.

TODD CREEK PROPERTY

Paradigm has paid the sum of two hundred ninety eight thousand, six hundred thirty one dollars ($298,631) to Win to acquire a 5% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada;

SAWN LAKE PROJECT

Subsequent to year end on February 15, 2005 Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 Section 36 W5M SE , and a similar interest in an additional option well at Township 91, Range 12, Section 29 W5M NW in the Sawn Lake, Alberta oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm-in on the lands held by Deep Well Oil and Gas in the Sawn Lake project in which 1132559 Alberta Ltd has an interest. The final terms of the option for the additional DSUs are yet to be agreed upon by both parties.

Page - 8

Paradigm will earn 100% of the farmor’s interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor’s interest (an undivided 5% interest) after payout (APO). Paradigm will have earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit.

In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $216,489, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm. Total costs, estimated to be CA $216,489, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Payment of the full AFE amount is due upon invoicing of Paradigm by the operator (1132559 Alberta Ltd.) for each of the test and option wells.

Item 2. Description of Property

MINERAL PROPERTY

The Golden claim was originally staked in 2001 by Edward Skoda on behalf of Kester E. Tomkies who transferred the deed of ownership to Kester E. Tomkies in 2003. Tomkies holds the mining rights to the claim which thereby gives her or her designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The names, tenure numbers, date of recording and expiration date of the claim is as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Golden	392749	April 09, 2001	April 09, 2006

The claim was selected for acquisition due to its cost, previously recorded surrounding exploration, development and extraction work and because the claim is not located in an environmentally sensitive region. It is located approximately 35 kilometres northeast of the town of Bralorne and 40 kilometres northwest of Lillooet or 180 kilometres north of Vancouver in southwestern British Columbia in what is known as the Bridge River Camp. The legal corner post, LCP, is at 50° 56.865' North Latitude, 122° 34.183' West Longitude at an approximate elevation of 6600 feet.

A mapping program managed by the B.C. Department of Mines indicates that the ages of the rock formations are such that at the junctions of the various formations there are faults which are conducive to and likely provided the plumbing which allowed for the placement of the mineral bearing vein structures associated with gold values generally found in the area. The main faulted area was probably the heat source for the mineralizing fluids.

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

Page - 9

Our Proposed Exploration Program - Plan of Operation - Mineral Property

We do not claim to have any ores or reserves whatsoever on our claim at this time.

To date we have completed the first phase of the planned three phase exploration program on the claim and have we spent $16,953 on mineral acquisition and exploration expenses but have spent nothing on research and development activities. On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program was been received and is discussed under the heading “Results of Operations” on page 12.

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

Phase II will not be carried out until the late Summer of 2005 at the earliest and will be contingent upon securing the funds required to complete the second phase of the exploration program. It will be directed towards trenching and diamond drilling. The second phase will be comprised of wages, fees and camp operations, trenching, diamond drilling, assays and related. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Mineral Exploration Employees

Initially, we are using the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, P. Eng. to manage the exploration program as outlined in his report. Mr. Heard is not a consultant to Paradigm; rather he is the author of the report on the claim and the professional we retained in October, 2003 to lead a team onto the claims and complete phase I of the work program. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them.

Page - 10

PETROLEUM PROPERTIES

Our initial petroleum project was acquired as a result of our perception of the continued demand for oil and gas on a world wide scale and the increase in the price of petroleum projects. In late 2004 the Board decided to review the feasibility of becoming involved in that sector and found available a number of reasonably low cost, low risk projects provided we could raise sufficient capital to participate in the projects.

HILLSPRINGS

On December 06, 2004, we entered into a participation proposal with Win Energy Corporation, an arms-length Calgary, Alberta based private corporation whereby we could acquire an interest in the Hillsprings oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. On January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, Paradigm concluded final payments and finalized the agreements. We have, therefore, acquired 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M and an option to July 1, 2005 to acquire 5% interest in a further two and a quarter sections in the surrounding area for an additional payment of $103,691.00.

The operator, Talisman Energy, which is expected to drill a well before mid-year, has drilled several successful wells in the vicinity, and it is expected that the proposed well could exceed 600 barrels of oil equivalent per day. We will release additional technical information, drilling schedules and results as they become available.

TODD

On December 06, 2004, we entered into a second participation proposal with Win Energy whereby we could acquire an interest in the Todd oil and gas drilling project also about 100 miles south of Calgary in the foothills of the Rocky Mountains for the payment of a total of $298,631 excluding drilling costs. On January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, Paradigm concluded final payments and finalized the agreements. Here we have acquired a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5 and an option to December 31, 2006 to earn a 7.5% interest in an additional seven sections 4480 acres) in the surrounding area by contributing 10% of the drilling costs. Contributions to each well drilled will earn an interest in two sections of land.

A test well drilled in Section 16, Township 9, Range 2 W5 is included in the transaction, the results of which have not been released. Further details will be provided once the tight hole status has been lifted. The next proposed well will likely be drilled at location 13-28-9-2W5 with anticipated production from two reservoirs. Estimates indicate initial potential daily production could reach 400 barrels of oil equivalent per day. It is anticipated that it will require more than 20 such wells to fully exploit the reservoirs in the project area.

Producing wells in the area typically are of long life with minimal declines. The gas is sweet with minimal sulfur or CO2 and generally receives excellent prices. Existing wells on the Todd Creek prospect typically produce at depths between 1,600 and 1,900 meters.

Page - 11

The operator has obtained a license to build a gas plant in the project area, for up to 10,000 Mcf/day of gas which is anticipated to come on stream towards the end of 2005. This plant will be located close to the gas export line to the United States and will considerably facilitate access to this market.

SAWN LAKE

On February 18, 2005, we announced that based on a recommendation of the Board of Directors, Paradigm has farmed into the 10% interest in a major heavy oil project located the Sawn Lake area of the Peace River region of Central Alberta in a project owned by 1132559 Alta. Ltd. and operated by Deep Well Oil & Gas Inc. The general terms of the farm-in agreement is that Paradigm will pay 10% to earn the full 10% interest until payout, and will retain 5% interest after payout. Paradigm's participation in any subsequent wells in that Drilling Spacing Unit (DSU) will be at 5% to earn an equal 5% interest. The first well will be drilled on DSU located at Township 91, Range 13 W5M, SE Section 36. Paradigm has also negotiated participation in another well in DSU Township 91, Range 12 W5M, NW Section 29 under the same terms. Furthermore, Paradigm will have the option to participate in all future 1132559 Alta. Ltd.'s interests in Sawn Lake wells under terms to be negotiated.

The Sawn Lake project includes over 63 sections of land and is operated by Deep Well Oil & Gas Inc. who maintains an 80% operating interest in the project. An independent resource evaluation carried out by Ryder Scott Company estimates 820 million barrels of oil in place for the Sawn Lake Project. For reference, this report can be reviewed at the Deep Well Web site at www.deepwelloil.com.

This project has similar geological characteristics to the existing Seal Field project producing heavy oil from the same Bluesky reservoir formation. The primary production without any enhanced recovery is 2,500 barrels per day for the first nine months ended September 30, 2004. This number is provided with the consent and approval of BlackRock Ventures Inc. (Toronto Stock Exchange: BVI), as to their second quarter, 2004 financial statements which are available for review at www.sedar.com Average primary well productivity is 400-500 barrels per day.

Other operators targeting the deeper Slave Point Formation have previously drilled much of the land. Because of the earlier extensive exploration for deeper light oil, Sawn Lake project is able to benefit from data collected by others pertaining to the drilling of 67 wells that penetrated and partially delineated the Bluesky Formation heavy oil reservoir.

This acquisition is in line and consistent with Paradigm's investment strategy to acquire small interests in a variety of domestic and international upstream oil and gas projects to develop a high impact and diversified portfolio.

Background: Heavy Oil

Alberta has huge deposits of oil sands that underlie 140,800 square kilometers (54,363 square miles) of the province. These deposits are separated into three regions: Peace River, Athabasca (Fort McMurray area), and Cold Lake (north of Lloydminster).(1)

According to the Alberta Energy & Utilities Board statements in 2003, 829,000 barrels per day of bitumen production occurred in 2002. Of this total, over sixty percent was upgraded to produce 435,000 barrels per day of synthetic crude oil and distillates, and 305,000 barrels per day was sold as bitumen. Oil sands production currently represents 35% of Canada's total crude output. By 2005, marketable sales of synthetic crude oil and bitumen are expected to account for 50% of Canadian crude oil output and 10% of North America's output.

Page - 12

More than half of Canada's total oil production is currently classified as heavy oil. Conventional oil production is projected to decline while heavy oil production is expected to more than double from the current level of over 1.0 million barrels per day within 10 years. Capital expenditures in Alberta's heavy oil industry are anticipated to exceed $60 billion in the period between 2003 and 2012.

Our Proposed Petroleum Exploration Program - Plan of Operation - Petroleum Properties

Hillsprings

The operator, Talisman Energy, which is expected to drill a well before mid-year, has drilled several successful wells in the vicinity, and it is expected that the proposed well could exceed 600 barrels of oil equivalent per day. We will release additional technical information, drilling schedules and results as they become available.

Todd

The operator, Talisman Energy, which is expected to drill a well before mid-year, has drilled several successful wells in the vicinity. We will release additional technical information, drilling schedules and results as they become available.

Sawn Lake

The initial development step is scheduled to commence during the second quarter of 2005. The early focus of the drilling program is to define the heavy oil reservoir one section at a time and attempt to initiate production from each drilled location as soon as practicable in order to generate an early positive cash flow.

Upon the successful testing of each drilled section, the operator will prepare and file applications with the Alberta Department of Energy for full-scale development. The section-by-section test period is to be followed by a comprehensive production-drilling program. Full production will be coordinated with the start-up of the field enhancement facility to minimize dependence upon trucking.

The most significant factor in the potential profitability of field enhancement will be the physical location of facilities. The Sawn Lake Heavy Oil Project is advantageously situated since the property is in very close proximity to both oil and gas pipelines. Furthermore, both of these existing pipelines have a significant excess capacity that may become available to the Corporation.

We do not claim to have any reserves whatsoever on our optioned / farm-in oil and gas properties at this time.

Page - 13

Oil and Gas Employees

At present, we have no employees, other than Messrs. Pek and Dhanani, our officers and directors. Mr. Dhanani does not have an employment agreement with us. Mr. Pek, our Chief Executive Officer entered into a management services agreement with Paradigm on January 21, 2005 whereby he will provide certain management services with respect to the financial planning and corporate affairs management of the Corporation in consideration of the sum of $2,500 per month based on five working days per month. The agreement shall be for an initial one-year period and shall be automatically extended annually for further one-year terms. The agreement can be renegotiated between both parties dependent upon the workload using the same formulation. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Mr. Robert L. Pek, our Chief Executive Officer is also, since 2002, the president and a director of Sun Energy Group Inc. which is a private Alberta based corporation pursuing oil and gas producing assets in Bolivia and the United Kingdom. Mr. Pek is a graduate of the University of Saskatchewan where he studied Economics, Marketing and Management. Since 1999, Mr. Pek has been president and chief executive officer and a director of Qeva Group Inc., a corporation publicly traded on the Canadian Venture Exchange, which is the parent corporation for wholly owned subsidiary companies Qeva Velvet Products Corp. (sales of elk velvet antler (eva) as a Nutriceutical product); E & R Elk Consulting Co. Ltd. (management and development consulting); The Canadian Elk and Deer Farmer Ltd. (magazine publication), Balzac Meats Inc. (a meat processing entity) all of which are involved in the sale of elk meat and products and related businesses.

Mr. Shiraz Dhanani is a geoscientist with wide ranging geophysical and project management skills acquired over 25 years of working for major oil and gas corporations on five continents. His past assignments have included work in the North Sea, Libya, South America and the Middle East. He is also the majority shareholder and managing director of G Space Ltd, a London (UK) based oil & gas consulting company which counts independent and major oil companies as clients. He is also, since 2002, the CEO of Sun Energy Group Inc. which is a private Alberta based corporation pursuing oil and gas producing assets in Bolivia and the United Kingdom. Mr. Dhanani is a graduate of the University of Sussex and did his graduate work at the University of Bath, both in the UK. He is a member of various professional bodies of geoscientist and petroleum engineers and has published an assortment of technical papers. He speaks various languages by virtue of having lived in several parts of the world.

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

Subsequent to year end, on January 17, 2005, five shareholders representing in excess of 51% of the issued and outstanding shares signed a consent resolution of the shareholders approving a recommendation by Paradigm’s Board of Directors that the name of the Corporation be changed from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. and to effect a forward split of the authorized capital on a 1.5 to 1 (one and one-half new shares for each old share) basis. The Board also approved the recommendations and the changes became effective on February 7, 2005.

Page - 14

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

The common shares of Paradigm Oil and Gas, Inc. are quoted on the NASD Over-The-Counter Bulletin Board under the symbol POGI. Shares of the corporation under its previous name became eligible for quotation on the OTC-BB on August 24, 2004 under the symbol PDME. On December 31, 2004, the last trade of the common shares took place at a price of $0.50 per share. On February 07, 2005, the symbol changed to POGI coincident with the change in name to Paradigm Oil And Gas, Inc. and a forward split of 1 to 1.5. At the close of business on March 15, 2005, the bid price for the common shares was $0.58 while the asking price was $0.60.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On March 15, 2005, the shareholders' list of our common shares showed 48 registered shareholders holding 19,766,043 shares and various broker-dealers holding 3,811,875 shares in an indeterminate number of names. There were 23,577,918 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there approximately 1100 additional beneficial shareholders beyond the 48 registered shareholders as of March 15, 2005.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

Subsequent to the end of the fiscal year under review, on January 21, 2005, based upon a review by and recommendations of the Compensation Committee and the Nominating and Corporate Governance Committee, the Board of Directors established a stock option plan for officers, directors and employees of the Corporation to provide an incentive to the retention of directors, officers and employees as well as consultants the Corporation may wish to retain in the future. The 2005 Paradigm Enterprises, Inc. Stock Option Plan reserves the future issuance of up to 1,000,000 incentive stock options at prices to be determined by the Board of Directors and the Compensation and Nominating & Corporate Governance Committees.

No stock options have been issued and there are no outstanding stock options.

Recent Sales of Unregistered Securities

In connection with the early development of Paradigm, we issued a total of 23,577,918 shares of our common stock. We issued 5,000,000 shares to our founder and former president, Brian C. Doutaz under Section 4(2) of the Act in October, 2002 and we issued 5,200,000 shares to 11 individuals pursuant to Section 504D of the Securities Act of 1933, as amended in October, 2003. In addition, we issued 391,250 shares sold pursuant to a Regulation S-B registration statement to 56 individuals in March, 2004. On November 22, 2004 we issued 9,300,000 shares under an S-8 registration statement to two persons in the settlement of certain obligations of the Corporation. On February 02, 2005, the Board effected a forward 1 to 1.5 share forward split of our common stock. Finally, on February 28, 2005, we issued 5,530,000 shares pursuant to an offering under Rule 903 of Regulation S of the Act. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Paradigm. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Page - 15

Changes in Securities

The Corporation had 19,891,251 shares of common stock issued and outstanding as of December 31, 2004. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation. A certain number of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Act.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING DECEMBER 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002. On February 07, 2005, our name was changed to Paradigm Oil And Gas, Inc. and a forward split of our common stock was effected on a 1 old to 1.5 new share basis. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our optioned mining property consists of one mineral claim covering an area of approximately 1,236 acres. To the date of this report, we have spent approximately $0 on research and development and have spent $__,___ on exploration of the claim. On December 06, 2004, we added to our business model by acquiring an option to participate in the drilling of a number of oil and gas wells in Alberta, Canada.

Page - 16

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the years ended December 31, 2004, December 31, 2003 and July 15, 2002 (Inception) through December 31, 2004 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition, deposit on two petroleum projects, for corporate expenses, expenses incurred in the phase I mineral exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2004 as $___,___ as a result of proceeds received from sales of our common stock.

We have not generated any revenues from any of our operations for the year ended December 31, 2004 or for any prior period.

REVENUES

REVENUE: Gross revenue for the year ended December 31, 2004 remained at $___ compared to the year ended December 31, 2003 of $0 consisting solely of interest earned on bank deposits. To date, we have not generated any revenues from our mineral exploration business nor from our petroleum exploration activities.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and farmin projects, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2004 was $78,250 and a further deemed amount of $46, 500 as a result of issuing shares to settle certain financial obligations previously incurred. In the similar period ended December 31, 2003, $0 cash was provided by financing activities. From inception on July 15, 2002 to December 31, 2004 $___,___ net cash was provided as a result of proceeds received from sales of our common stock. At the end of the current year, the books of the Corporation indicate a receivable of $829,5000 as the result of the closure of a private placement for which the proceeds had not been received by that date but which were subsequently deposited to our bank account, such funds being used for the acquisition of the Todd and Hillsprings projects and general corporate purposes.

On November 09, 2004 we issued 9,300,000 shares at a deemed price of $0.005 per share under an S-8 registration statement to two individuals in the settlement of certain financial obligations.

On December 31, 2004, we closed a private placement of 5,530,000 (post forward split shares) shares at a price of $0.15 per share for gross proceeds of $829,5000 under Rule 903 of Regulation S. However, the shares were not issued until February 28, 2005. The shares bear a legend restricting their sale or transfer.

No other shares or warrants or options were issued in the most recent fiscal year.

Page - 17

EXPENSES

SUMMARY - During the year ended December 31, 2004, Paradigm incurred operating expenses of $__,___ as compared to $26,692 for the similar period last year and a total of $__,___ for the period from inception on July 15, 2002 to December 31, 2004. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan following the successful conclusion of its SB-2 prospectus financing and carrying out the first phase exploration program on its mineral property as well as seeking out projects of merit in the petroleum exploration field. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm did not incur any expenses for research and development either during the years ended December 31, 2004, December 31, 2003 or since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $_,___ in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended December 31, 2004 while $1,400 was incurred in the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, a total of $_,___ in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

MINERAL ACQUISITION COSTS: No such costs were incurred in the year ended December 31, 2004 nor in the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, $3,180 was recorded in acquiring our optioned mineral claim.

PETROLEUM PROJECT ACQUISITION COSTS: As a result of the continued demand for oil and gas on a world wide scale and the increase in the price of petroleum projects, in 2004 the Board decided to review the feasibility of becoming involved in that sector. Paradigm spent $50,000 in costs to secure a participation right to two prospective petroleum projects in the year ended December 31, 2004. No such costs were incurred in the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, $50,000 was recorded in acquiring interests in two oil and gas projects.

PROFESSIONAL FEES: Paradigm incurred $__,___ in professional fees for the fiscal year ended on December 31, 2004 as compared to $21,259 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan, the phase I exploration work on our mineral claim and our entry into the petroleum exploration industry. From inception to December 31, 2004, we have incurred $__,___ in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on December 31, 2004 but a total of $2,300 was incurred in the previous fiscal year which ended on December 31, 2003. From inception to December 31, 2004 a total of $2,300 has been charged to the compensation account.

OFFICE EXPENSES: $_,___ in office costs were incurred in the past year which ended on December 31, 2004. By comparison, $2,432 was incurred for previous fiscal year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004 a total of $__,___ has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

Page - 18

OTHER COSTS: $__,___ in other costs were incurred in fiscal year under review while $1,601 was incurred for the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, Paradigm has spent a total of $_,___ on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended December 31, 2004, $__,___ in net cash was used as compared to $22,342 having been used in the period ended December 31, 2003. A total of $__,___ in net cash has been used for the period from Inception on July 15, 2002 to December 31, 2004. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations and moving ahead with our business plan, completing the first phase work program on the mineral claims and our entry into the petroleum industry.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

During the last quarter of the fiscal year under review, Paradigm issued 9,300,000 shares at a deemed price of $0.005 per share under an S-8 registration statement to two individuals in the settlement of certain previously incurred financial obligations (November 09, 2004) of $46,500. Then, on December 31, 2004, we closed a private placement of 5,530,000 (post forward split shares) shares at a price of $0.15 per share for gross proceeds of $829,5000 under Rule 903 of Regulation S. However, the shares were not issued until February 28, 2005 following receipt of the funds and a final closing. The shares bear a legend restricting their sale or transfer.

At the end of the fiscal year under review, December 31, 2004, Paradigm had 19,891,251 common shares issued and outstanding. As of the date of this report that number has increased to 35,366,866 as a result of the forward split on February 07, 2005 and the issuance of 5,530,000 shares under the private placement noted above.

Paradigm continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Paradigm has one employee, Mr. Robert L. Pek with whom we have a management services agreement to provide certain management services with respect to the financial planning and corporate affairs management and otherwise engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

MINERAL EXPLORATION RESULTS OF OPERATIONS: In July, 2004, we received a report from R.T. Heard outlining the results of the phase I exploration program which was carried out in late 2003. The program established a grid across the property and completed general prospecting and geological mapping of the claim. The grid was set with crosslines set up every 100 metres and intersecting crosslines marked at each 25 metre point. The intersecting crosslines established by the grid become base reference points at which rock and soil samples were taken with each of the samples subsequently sent to a lab to be analyzed for specific minerals and to have their geological characteristics identified and recorded. The entire property was also searched for outcroppings, trenches or areas that could indicate further exploration is warranted in a later phase. During our field examination, several areas sited within the Jim Creek basin appeared to be anomalous. This examination on its own is not indicative of a gold discovery. The examination and review of available literature provided historical reference points which, in total, indicate that there are valid reasons to further explore the claim. The review of the claim and its history indicate that the right indicators exist for the potential of a commercially viable mining operation. Mr. Heard concluded that additional claims should be staked in the surrounding area immediately adjacent to the claim and that we should proceed to phase II of the earlier recommended exploration program.

Page - 19

Risks

MINERAL EXPLORATION RISKS

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even with the first phase of our exploration program being deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease mineral exploration operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claims into commercial production. Should we be unable to raise additional funds to put the claims into production we would be unable to see the claims evolve into an operating mine and would have to cease business operations.

PETROLEUM EXPLORATION RISKS

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

Page - 20

Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us in such events.

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At December 31, 2004, we had working capital of $___,___. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

We have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional funds will be available, when required, on terms favorable to us. Any future issuances of equity securities would likely result in dilution to our then existing shareholders while the incurring of additional indebtedness would result in increased interest expense and debt service changes. See "Management's Discussion and Analysis or Plan of Operations."

We intend to increase our development and, to a lesser extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

Our contract land professionals have reviewed title records or other title review materials relating to substantially all of our farmin properties. The title investigation performed by us prior to acquiring an interest on these undeveloped farmin properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our farmin properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

Page - 21

We expect to make acquisitions of oil and gas properties from time to time subject to available resources. In making an acquisition, we generally focus most of our title and valuation efforts on the more significant properties. It is generally not feasible for us to review in-depth every property we purchase and all records with respect to such properties. However, even an in-depth review of properties and records may not necessarily reveal existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. Evaluation of future recoverable reserves of oil and gas, which is an integral part of the property selection process, is a process that depends upon evaluation of existing geological, engineering and production data, some or all of which may prove to be unreliable or not indicative of future performance. To the extent the farmor or operator does not operate the properties, obtaining access to properties and records may be more difficult. Even when problems are identified, the farmor or operator may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties.

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2004 was $___,___ as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Professional Fees	__,___
Mineral Interest Acquisition Costs	_,___
Mineral Interest Exploration Costs
Petroleum Project Acquisition Costs
Office Expenses	_,___
Miscellaneous Expenses	_,___
Total Use of Proceeds to December 31, 2004	$__,___

Plan of Operation

During the most recently completed fiscal year, Paradigm completed the offering phase of a prospectus filed with the SEC and effective as of November 10, 2004 in which we raised a total of $78,250 through the sale of 391,250 shares of $0.001 par value common stock at a price of $0.20 per share. When the registration statement became effective, Paradigm became a reporting issuer under the Exchange Act and is subject the reporting requirements of the Exchange Act.

We believe we can satisfy our cash requirements through the fiscal year end of December 31, 2005, through completion of the offering of the prospectus which generated a total of $78,250 net of offering costs and the private placement that was completed with the receipt of funds in February, 2005.

For the current fiscal year we will concentrate our efforts on our new projects in the petroleum sector. No decision has been made as to the disposition our mineral claim or when we will undertake to complete phase two of the exploration program.

Firm dates have not been forwarded as to when drilling is to commence on any of the oil and gas projects.

Page - 22

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on December 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2004 was $___,___. By comparison for the similar period last year, we had raised $31,000 as the result of proceeds from the sale of common shares. From inception on July 15, 2002 to December 31, 2004 we have been successful in raising $___,___ as a result of proceeds received from sales of our common stock. In addition, a further $829,000 was received subsequent to year end on the sale of shares pursuant to a private placement of Paradigm’s common stock under Rule 903 of regulation S. 5,000,000 shares of common stock through a Section 4(2) offering in July, 2003 for cash consideration of $3,500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $1,500. We issued 5,000,000 shares of common stock through a Rule 504D offering in October and November, 2003 for cash consideration of $26,000. In March, 2004 we issued 391,250 shares through our SB-2 registration statement for gross proceeds of $78,250. During November, 2004 we concluded an S-8 registration statement whereby 9,300,000 shares were issued in lieu of the payment of $46,500 to settle outstanding debts. Subsequent to year end, we received $829,500 and issued 5,530,000 shares through a Regulation S private placement.

As of December 31, 2004, our total assets which consist of cash amounted to $__,___ and our total liabilities were $_,___. Working capital stood at $__,___.

For the year ended December 31, 2004, our net loss was $__,___ ($0.00__ per share). The loss per share was based on a weighted average of __,___,___ common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $26,692 and a loss per share of $0.0026 per share based on a weighted average of 10,200,000 shares outstanding. Since inception on July 15, 2002 to December 31, 2003 we have incurred a net loss of $__,___ and a loss per share of $0.00__ based on a weighted average of __,___,___ common shares outstanding.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2004. Management projects that we may require an additional $600,000 to $1,000,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$ 75,000
Hillsprings & Todd drilling costs	388,221
Sawn Lake drilling costs	165,000
Additional acquisitions	200,000
Phase II mineral exploration program	55,000
Working Capital	116,779
Total	$1,000,000

Page - 23

As at December 31, 2004, we had a working capital deficit of $__,___. At the end of January, 2005, we completed a Regulation S offering whereby Paradigm raised a total of $829,500 through the sale of 5,530,000 shares of $0.001 par value common stock at a price of $0.15 per share which will enable us to address current commitments. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Page - 24

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

Research and Development

Research costs are expensed as incurred. During the year, $0 (2003 - $0) was incurred on research and development.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Paradigm’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At December 31, 2004, the exchange rate was approximately CA $1.25 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended December 31, 2004. Inflation is moderately higher than it was during 2003 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, P.C. for the audited consolidated financial statements for the year ended December 31, 2004 are included herein immediately preceding the audited financial statements.

Page - 25

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Paradigm on July 15, 2002.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2004, the end of the year to which this annual report relates we have carried out an evaluation of the effectiveness of the design and operation of Paradigm’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Paradigm's reports filed under the Exchange Act is accumulated and communicated to management, including the our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

We do not have an audit committee currently but one will be appointed as the current year progresses; however, the board committee that performed the equivalent functions of an audit committee was comprised of the former Chief Executive Officer, Brian C. Doutaz and the former Chief Accounting Officer, James M. Hutchison, each which held that position as of December 31, 2004, neither of which has been determined to be an “audit committee financial expert”. The committee reviewed and discussed the audited financial statements with management and with the current Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 8B. Other Information

Code of Ethics

The Board of Directors on January 17, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with this annual report as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (604) 644-5139 or write to 12880 Railway Avenue, Unit 35, Richmond, B.C. V7E 6G4.

Web Site

Paradigm maintains a Web site at http://www.paradigmoilandgas.com. All corporate and affiliate filings are or will be maintained on the corporate Web site.

Page - 26

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Robert L. Pek	President, Secretary, Treasurer and Director	40	January 21, 2005
Shiraz Dhanani	Director	51	February 15, 2005

Business Experience

With the exception of Mr. Shiraz Dhanani who is a professional geoscientist and Mr. Donald Copeland who is a landman, none of the directors or officers has professional or technical accreditation in the exploration, development or operations of oil and gas projects. During the past year, our former president, Mr. Doutaz spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Paradigm and Mr. Hutchison, our former secretary-treasurer, spent approximately 5% of his time (approximately 3 hours per week) on the affairs of our company. For the coming year, it is anticipated that Mr. Robert L. Pek will spend approximately 20% of his time (approximately five days per month) on the affairs of Paradigm and Mr. Dhanani will spend approximately 8% of his time (approximately 1½ days per month) on the affairs of Paradigm.

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert L. Pek, a director serving as President, Secretary, Treasurer, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) and since February, 2004 has been the president and a director since 2002 of Sun Energy Group Inc., a private Alberta based corporation pursuing oil and gas producing assets in Bolivia and the United Kingdom.

Mr. Pek is a graduate of the University of Saskatchewan where he studied Economics, Marketing and Management. Since 1999, Mr. Pek has been president and chief executive officer and a director of Qeva Group Inc., a corporation publicly traded on the Canadian Venture Exchange, which is the parent corporation for wholly owned subsidiary companies Qeva Velvet Products Corp. (sales of elk velvet antler as a Nutriceutical product); E & R Elk Consulting Co. Ltd. (management and development consulting); The Canadian Elk and Deer Farmer Ltd. (magazine publication), and Balzac Meats Inc. (a meat processing entity) all of which are involved in the sale of elk meat and products and related businesses.

Page - 27

Shiraz Dhanani, a director of Paradigm since February 15, 2005, is a geoscientist with degrees in Geology and Geophysics and a post graduate Diploma in Development Economics. His background reflects wide ranging geophysical and project management skills acquired over 25 years of working for major oil and gas corporations on five continents. His past assignments have included work in the North Sea, Libya, South America and the Middle East. He is also the majority shareholder and managing director of G Space Ltd, a London (UK) based oil & gas consulting company which counts independent and major oil companies as its clients. In addition, he is a director of and the Chief Executive Officer, since 2002, of Sun Energy Group Inc., a private Alberta based corporation pursuing oil and gas producing assets in Bolivia and the United Kingdom.

Mr. Dhanani is a graduate of the University of Sussex (1975) and did his graduate work at the University of Bath (1978), both in the UK. He is a member of the Society of Exploration Geophysicists, American Association of Petroleum Geologists, Society of Petroleum Engineers, Petroleum Exploration Society of Great Britain and has published an assortment of technical papers. He speaks various languages including English, Swahili, Gujarati, Hindi and Spanish by virtue of having lived in several parts of the world.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following: (n/a).

Page - 28

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2004 and 2003 except for Mr. Doutaz who received $1,500 in stock at a price of $0.001 per share (1,500,000 shares) for the establishment of Paradigm and the preparation of the initial offering documents to sell stock. An affiliate of Paradigm provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Paradigm during the year ended December 31, 2004 at a deemed amount of $___. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received annual salary and/or bonus.

During the year ended December 31, 2004, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended December 31, 2004 and there were no stock options or stock appreciation rights outstanding on December 31, 2004.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which has been established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Subsequent to the end of the fiscal year on January 21, 2005, we entered into a management services agreement with Robert L. Pek, our President and Chief Executive Officer to provide certain management services with respect to the financial planning and corporate affairs management of Paradigm in consideration of the payment of $2,500 per month based on a work schedule of five days per month. There are no other management agreements with the our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of March 15, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Page - 29

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brian C. Doutaz	7,500,000	21.2
Khan C. Tran	8,100,000	22.9
Luke C. Zouvas	5,850,000	15.5
Robert L. Pek	0	0
Shiraz Dhanani	0	0
Directors and Officers (as a group)	0	0

(1)
Based on 35,366,876 shares outstanding as of March 15, 2004 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

In July 2003 we issued a total of 5,000,000 shares of restricted common stock to our former president and chief executive officer, Brian C. Doutaz. The fair market value of the shares, $5,000, was paid in cash ($3,500) and in lieu of a cash payment ($1,500) for services rendered in organizing Paradigm and negotiating an agreement.

On October 30, 2003, we entered into a trust agreement between Paradigm and Brian C. Doutaz, then-president of Paradigm whereby Mr. Doutaz is acting as trustee to hold the claim on behalf of Paradigm so as to avoid having Paradigm pay additional fees and establish a subsidiary at this early stage of our corporate development.

Paradigm is to reimburse an affiliate $___ for office expenses used during the fiscal year under review which had not been repaid as of December 31, 2004. The balance owed the affiliate is included in the accompanying financial statements as “Indebtedness to related party”. From July 15, 2002 (Inception) through December 31, 2004 a total of $___ has been or will be reimbursed to affiliates for expenses incurred on behalf of Paradigm.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Page - 30

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended December 31, 2004: NONE

The following are exhibits to this Annual Report

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

99.1 Code Of Business Conduct & Ethics and Compliance Program

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $_,___ as compared to $5,950 for the similar period of the preceding fiscal year and for the period from inception on July 15, 2002 to December 31, 2003 the amount was approximately $_,___.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended December 31, 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $___.__ versus $322.50 for the similar period last year and for the period from inception on July 15, 2002 to December 31, 2004 the amount was approximately $_,___.

Tax Fees: The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on July 15, 2002 to December 31, 2003 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended December 31, 2004 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on July 15, 2002 to December 31, 2003 the amount was approximately $0.

Page - 31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADIGM OIL AND GAS, INC.
(Registrant)

By:  /s/ “Robert L. Pek”

Robert L. Pek, President, Secretary, Treasurer and Director (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer)

Date: April 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ “Robert L. Pek”

Robert L. Pek, President, Secretary, Treasurer (Principal Executive Officer, Chief Executive Officer, Principal Financial Officer and Chief Financial Officer) and Member of the Board of Directors

By:  /s/ “Shiraz Dhanani”

Shiraz Dhanani, Member of the Board of Directors

Date: April 19, 2005

Page - 32

EXHIBIT 31

Page - 33

EXHIBIT 31.1
CERTIFICATIONS

I, Robert L. Pek, certify that:

1. I have reviewed this annual report on Form 10-KSB of Paradigm Oil And Gas, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting; and

Date: April 19, 2005

/s/ “Robert L. Pek”
Robert L. Pek
Chief Executive Officer and Principal Executive Officer

Page - 34

EXHIBIT 31.2
CERTIFICATIONS

I, Robert L. Pek, certify that:

1. I have reviewed this annual report on Form 10-KSB of Paradigm Oil And Gas, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting; and

Date: April 19, 2005

/s/ “Robert L. Pek”
Robert L. Pek
Chief Financial Officer and Principal Financial Officer

Page - 35

EXHIBIT 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Paradigm Oil And Gas Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Robert L. Pek, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 19, 2005

/s/ “Robert L. Pek”
Robert L. Pek
Chief Executive Officer

Page - 36

EXHIBIT 32.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Paradigm Oil And Gas, Inc. (the “Company”) on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Robert L. Pek, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

3. the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4. the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 19, 2005

/s/ “Robert L. Pek”
Robert L. Pek
Chief Financial Officer

Page - 37

Report of Independent Auditors

Balance Sheet at December 31, 2003

Statements of Operations for the year ended December 31, 2003, from July 15, 2002 (inception) through December 31, 2002, and from July 15, 2002 (inception) through December 31, 2003

Statement of Changes in Shareholders' Deficit for the period from
July 15, 2002 (inception) through December 31, 2003

Statements of Cash Flows for the year ended December 31, 2003, from July 15, 2002 (inception) through December 31, 2002, and from July 15, 2002 (inception) through December 31, 2003

Notes to Financial Statements

Page - 38

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

Cordovano and Honeck, P.C.
Denver, Colorado
March 17, 2004

Page - 39

Balance Sheet at December 31, 2003

December 31, 2003

Assets
Current assets:
Cash........................................................................................................................................................................…	$829

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities........................................................................................................................................................................…	$6,149
Indebtedness to related party (Note 2)........................................................................................................................................................................…	322
Total current liabilities........................................................................................................................................................................…	6,471

Shareholders’ deficit (Notes 2 and 4):
Common stock, $.001 par value; 200,000,000 shares
authorized, 10,200,000 shares issued and
outstanding........................................................................................................................................................................…	10,200
Additional paid-in capital........................................................................................................................................................................…	22,900
Accumulated deficit........................................................................................................................................................................…	(38,841)
Cumulative translation adjustment........................................................................................................................................................................…	99

Total shareholders’ deficit........................................................................................................................................................................…	(5,642)

$829

Page - 40

Statements of Operations for the year ended December 31, 2003

		July 15, 2002	July 15, 2002
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2003	2002	2003
Expenses:
Contributed rent (Note 2)...............................................................................................…	$1,200	$550	$1,750
Contributed administrative support (Note 2)..................................................................................…	200	150	350
Mineral interest acquisition costs (Note 3)....................................................................................................…	—	3,180	3,180
Professional fees....................................................................................................................................…	21,259	2,964	24,223
Compensation........................................................................................................................…	—	2,300	2,300
Office............................................................................................................................................................…	2,432	1,889	4,321
Other............................................................................................................................................................…	1,601	1,116	2,717
Total expenses..............................................................................................................…	26,692	12,149	38,841

Loss before income taxes	(26,692)	(12,149)	(38,841)

Income tax provision (Note 5)..........................................................................................................................…	—	—	—

Net loss............................................................................................................................…	$(26,692)	$(12,149)	$(38,841)

Basic and diluted loss per share...............................................................................................................................................…	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding.......................................................................................................................................…	10,200,000	7,714,286

Page - 41

Statement of Changes in Shareholders' Deficit for the period from
July 15, 2002 (inception) through December 31, 2003

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at July 15, 2002 (inception)	—	$—	$—	$—	$—	$—

July 2002, common stock sold to an officer
($.001/share) (Note 2)	5,000,000	5,000	—	—	—	5,000
August to September 2002, common stock sold in
private stock offering ($.005/share) (Note 4)....	5,200,000	5,200	20,800	—	—	26,000
Office space and administrative support
contributed by a director (Note 2	—	—	700	—	—	700
Comprehensive loss:
Net loss, period ended December 31, 2002	—	—	—	(12,149)	—	(12,149)
Comprehensive loss.	—	—	—	—	—	(12,149)

Balance at December 31, 2002	10,200,000	10,200	21,500	(12,149)	—	19,551

Office space and administrative support
contributed by a director (Note 2)..	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended December 31, 2003	—	—	—	(26,692)	—	(26,692)
Cumulative translation adjustment...	—	—	—	—	99	99
Comprehensive loss.	—	—	—	—	—	(26,593)

Balance at December 31, 2003	10,200,000	$10,200	$22,900	$(38,841)	$99	$(5,642)

Page - 42

Statements of Cash Flows for the year ended December 31, 2003, from July 15, 2002 (inception) through December 31, 2002, and from July 15, 2002 (inception) through December 31, 2003

		July 15, 2002	July 15, 2002
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2003	2002	2003

Cash flows from operating activities:
Net loss	$(26,692)	$(12,149)	$(38,841)
Adjustments to reconcile net loss to net cash
used by operating activities:
Office space and administrative support
contributed by a director (Note 2).	1,400	700	2,100
Changes in operating assets and liabilities:
Accounts payable and accrued expenses.	2,628	3,521	6,149
Indebtedness to related party	322	—	322
Net cash used in
operating activities.	(22,342)	(7,928)	(30,270)

Cash flows from financing activities:
Proceeds from the sale of common stock.	—	31,000	31,000
Net cash provided by
financing activities	—	31,000	31,000

Effect of exchange rate changes on cash.	99	—	99

Net change in cash	(22,243)	23,072	829

Cash, beginning of period.	23,072	—	—

Cash, end of period	$829	$23,072	$829

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Page - 43

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

Page - 44

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

Page - 45

Fiscal Year-end
The Company operates on a calendar year.

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

(3) Option on Mineral Interests

On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada. Under the terms of the Option Agreement, the Company is required to:

A. Make option cash payments and exploration expenditures as follows:

Cash		Exploration
Payments		Expenditures		Due Date
CDN	$ 5,000.00	CDN	$ -	Closing of Option Agreement
CDN	$ -	CDN	$ 35,000.00	May 31, 2004
CDN	$ -	CDN	$ 75,000.00	October 31, 2004
CDN	$ -	CDN	$100,000.00	October 31, 2005
CDN	$ 50,000.00	CDN	$ -	October 31, 2006

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2007, as long as the Company holds any interest in the claim.

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

Page - 46

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2003	2002
U.S. statutory federal rate..........................................................................................	15.00%	15.00%
Contributed rent and services...................................................................................	-0.79%	-0.86%
Net operating loss for which no tax
benefit is currently available..............................................................................	-14.21%	-14.14%
	0.00%	0.00%

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

Page - 47