Form 10KSB/A
period 2004-12-31
Paradigm Oil & Gas, Inc.
filed 2005-04-20
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-KSB/A (Amended)
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

Page - 2

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

Page - 3

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

Page - 4

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

Page - 5

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

Page - 6

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

Page - 7

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

Page - 8

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

Page - 9

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

Page - 10

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

Page - 11

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

Page - 12

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

Page - 13

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

Page - 14

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

Overview

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002. On February 07, 2005, our name was changed to Paradigm Oil And Gas, Inc. and a forward split of our common stock was effected on a 1 old to 1.5 new share basis. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our optioned mining property consists of one mineral claim covering an area of approximately 1,236 acres. To the date of this report, we have spent approximately $0 on research and development and have spent $30,369 on exploration of the claim. On December 06, 2004, we added to our business model by acquiring an option to participate in the drilling of a number of oil and gas wells in Alberta, Canada.

Page - 15

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the years ended December 31, 2004, December 31, 2003 and July 15, 2002 (Inception) through December 31, 2004 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition, deposit on two petroleum projects, for corporate expenses, expenses incurred in the phase I mineral exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2004 as $155,899 as a result of proceeds received from sales of our common stock, advances from officers and the proceeds of a shareholder loan.

We have not generated any revenues from any of our operations for the year ended December 31, 2004 or for any prior period.

REVENUES

REVENUE: Gross revenue for the year ended December 31, 2004 remained at $0 compared to the year ended December 31, 2003 of $0. To date, we have not generated any revenues from our mineral exploration business nor from our petroleum exploration activities.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and farmin projects, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2004 was $78,250 and a further deemed amount of $46, 500 as a result of issuing shares to settle certain financial obligations previously incurred. In the similar period ended December 31, 2003, $0 cash was provided by financing activities. From inception on July 15, 2002 to December 31, 2004 $109,250 net cash was provided as a result of proceeds received from sales of our common stock.

On November 09, 2004 we issued 9,300,000 shares at a deemed price of $0.005 per share under an S-8 registration statement to two individuals in the settlement of certain financial obligations. The transactions were recorded based on the value of the services rendered. A stock-based compensation expense of $46,500 was recognized in the accompanying financial statements.

On December 31, 2004, we closed a private placement of 5,530,000 (post forward split shares) shares at a price of $0.15 per share for gross proceeds of $829,5000 under Rule 903 of Regulation S. However, the shares were not issued until February 28, 2005 and are not reflected in the financial statements attached as a note under the heading Subsequent Events. The shares bear a legend restricting their sale or transfer.

No other shares or warrants or options were issued in the most recent fiscal year.

Page - 16

EXPENSES

SUMMARY - During the year ended December 31, 2004, Paradigm incurred operating expenses of $166,029 as compared to $26,692 for the similar period last year and a total of $204,870 for the period from inception on July 15, 2002 to December 31, 2004. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan following the successful conclusion of its SB-2 prospectus financing and carrying out the first phase exploration program on its mineral property as well as seeking out projects of merit in the petroleum exploration field. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm did not incur any expenses for research and development either during the years ended December 31, 2004, December 31, 2003 or since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $1,400 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended December 31, 2004 while $1,400 was incurred in the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, a total of $3,500 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

MINERAL ACQUISITION COSTS: $50,000 in mineral acquisition costs were incurred for the year ended December 31, 2004 while no such costs were incurred in the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, $53,180 was recorded in acquiring our optioned projects.

MINERAL EXPLORATION COSTS: $30,369 in mineral acquisition costs were incurred for the year ended December 31, 2004 while no such costs were incurred in the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, $30,369 was recorded in acquiring our optioned projects.

PETROLEUM PROJECT ACQUISITION COSTS: (Included in the above Mineral Interest Acquisition Costs) As a result of the continued demand for oil and gas on a world wide scale and the increase in the price of petroleum projects, in 2004 the Board decided to review the feasibility of becoming involved in that sector. Paradigm spent $50,000 in costs to secure a participation right to two prospective petroleum projects in the year ended December 31, 2004. No such costs were incurred in the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, $50,000 was recorded in acquiring interests in two oil and gas projects.

PROFESSIONAL FEES: Paradigm incurred $13,594 in professional fees for the fiscal year ended on December 31, 2004 as compared to $21,259 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan, the phase I exploration work on our mineral claim and our entry into the petroleum exploration industry. From inception to December 31, 2004, we have incurred $37,817 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: $5,000 in compensation costs were incurred for the fiscal year ended on December 31, 2004 and a total of $2,300 was incurred in the previous fiscal year which ended on December 31, 2003. From inception to December 31, 2004 a total of $7,300 has been charged to the compensation account.

Page - 17

STOCK BASED COMPENSATION: $46,500 in stock based compensation costs were incurred for the year ended December 31, 2004 while no such costs were incurred in the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, $46,500 was recorded in stock based compensation.

OFFICE EXPENSES: $13,292 in office costs were incurred in the past year which ended on December 31, 2004. By comparison, $2,432 was incurred for previous fiscal year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004 a total of $17,613 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

OTHER COSTS: $5,874 in other costs were incurred in fiscal year under review while $1,601 was incurred for the year ended December 31, 2003. For the period July 15, 2002 (inception) through December 31, 2004, Paradigm has spent a total of $8,591 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended December 31, 2004, $121,600 in net cash was used as compared to $22,342 having been used in the period ended December 31, 2003. A total of $151,870 in net cash has been used for the period from Inception on July 15, 2002 to December 31, 2004. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations and moving ahead with our business plan, completing the first phase work program on the mineral claims and our entry into the petroleum industry.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

During the last quarter of the fiscal year under review, Paradigm issued 9,300,000 shares at a deemed price of $0.005 per share under an S-8 registration statement to two individuals in the settlement of certain previously incurred financial obligations (November 09, 2004) of $46,500. Subsequent to December 31, 2004, we closed a private placement of 5,530,000 (post forward split shares) shares at a price of $0.15 per share for gross proceeds of $829,5000 under Rule 903 of Regulation S. However, the shares were not issued until February 28, 2005 following receipt of the funds and a final closing. The shares bear a legend restricting their sale or transfer.

At the end of the fiscal year under review, December 31, 2004, Paradigm had 29,836,875 common shares issued and outstanding (retroactively restated to reflect the impact of the forward stock split on February 07, 2005. As of the date of this report that number has increased to 35,366,866 taking into account the forward split on February 07, 2005 and the issuance of 5,530,000 shares under the private placement noted above.

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

Page - 18

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

Page - 19

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

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At December 31, 2004, we had working capital deficit of $45,806. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Page - 20

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

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2004 was $155,899 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Professional Fees	37,817
Exploration Interest Acquisition Costs	3,180
Mineral Interest Exploration Costs	30,369
Petroleum Project Acquisition Costs	50,000
Compensation Expenses	7,300
Office Expenses	17,613
Miscellaneous Expenses	8,591
Total Use of Proceeds to December 31, 2004	$154,870

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

Page - 21

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

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2004 was $124,899. By comparison for the similar period last year, we raised $0 as the result of proceeds from the sale of common shares. From inception on July 15, 2002 to December 31, 2004 we have been successful in raising $105,899 as a result of proceeds received from sales of our common stock and the proceeds from a shareholder loan which was subsequently repaid following the end of the current fiscal year. In addition, a further $829,000 was received subsequent to year end on the sale of shares pursuant to a private placement of Paradigm’s common stock under Rule 903 of Regulation S. 5,000,000 shares of common stock through a Section 4(2) offering in July, 2003 for cash consideration of $3,500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $1,500. We issued 5,000,000 shares of common stock through a Rule 504D offering in October and November, 2003 for cash consideration of $26,000. In March, 2004 we issued 391,250 shares through our SB-2 registration statement for gross proceeds of $78,250. During November, 2004 we concluded an S-8 registration statement whereby 9,300,000 shares were issued in lieu of the payment of $46,500 to settle outstanding debts. Subsequent to year end, we received $829,500 and issued 5,530,000 shares through a Regulation S private placement.

As of December 31, 2004, our total assets which consist of cash amounted to $7,194 and our total liabilities were $53,000. Working capital stood at ($45,806).

For the year ended December 31, 2004, our net loss was $166,029 ($0.0104 per share). The loss per share was based on a weighted average of 15,903,774 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $26,692 and a loss per share of $0.0026 per share based on a weighted average of 10,200,000 shares outstanding. Since inception on July 15, 2002 to December 31, 2003 we have incurred a net loss of $204,870.

Page - 22

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

As at December 31, 2004, we had a working capital deficit of $45,806. At the end of January, 2005, we completed a Regulation S offering whereby Paradigm raised a total of $829,500 through the sale of 5,530,000 shares of $0.001 par value common stock at a price of $0.15 per share which will enable us to address current commitments. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Page - 23

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

Page - 24

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

Page - 25

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

Page - 26

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

Page - 27

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2004 and 2003 except for Mr. Doutaz who received $1,500 in stock at a price of $0.001 per share (1,500,000 shares) for the establishment of Paradigm and the preparation of the initial offering documents to sell stock. An affiliate of Paradigm provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Paradigm during the year ended December 31, 2004 at a deemed amount of $1,400. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received annual salary and/or bonus.

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

Page - 28

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

Page - 29

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

99.1 Code Of Business Conduct & Ethics and Compliance Program

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $4,740 as compared to $5,950 for the similar period of the preceding fiscal year and for the period from inception on July 15, 2002 to December 31, 2003 the amount was approximately $12,690.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended December 31, 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $3000 versus $2000 for the similar period last year and for the period from inception on July 15, 2002 to December 31, 2004 the amount was approximately $7,000.

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

Page - 30

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

Page - 31

EXHIBIT 31

Page - 32

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

Page - 33

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

Page - 34

EXHIBIT 32

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

Date: April 19, 2005

/s/ “Robert L. Pek”
Robert L. Pek
Chief Financial Officer

Page - 37

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Paradigm Oil and Gas, Inc. (formerly Paradigm Enterprises, Inc.):

We have audited the accompanying balance sheet of Paradigm Oil and Gas, Inc. (formerly Paradigm Enterprises, Inc.) as of December 31, 2004, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2004 and 2003, and the period from July 15, 2002 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Enterprises, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, and the period from July 15, 2002 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Cordovano and Honeck LLP
Cordovano and Honeck LLP
Denver, Colorado
April 15, 2005

Page - 38

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2004

Statements of Operations for the years ended December 31, 2004 and 2003, and from July 15, 2002 (inception) through
December 31, 2004

Statement of Changes in Shareholders' Deficit for the period from
July 15, 2002 (inception) through December 31, 2004

Statements of Cash Flows for the years ended December 31, 2004 and 2003, and from July 15, 2002 (inception) through
December 31, 2004.

Notes to Financial Statements

Page - 39

PARADIGM OIL ADN GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Balance Sheet

December 31, 2004

Assets
Cash	$7,194

Liabilities and Shareholders’ Deficit
Liabilities:
Accrued liabilities	$3,000
Indebtedness to related party (Note 2).	50,000
Total current liabilities	53,000

Shareholders’ deficit (Notes 2 and 4):
Common stock, $.001 par value; 300,000,000 shares authorized,
authorized, 29,836,875 shares issued and outstanding	29,837
Additional paid-in capital	126,062
Accumulated deficit	(204,870)
Cumulative translation adjustment	3,165

Total shareholders’ deficit	(45,806)

$7,194

See accompanying notes to financial statements.

Page - 40

PARADIGM OIL ADN GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Statement of Operations

			July 15, 2002
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2004	2003	2004
Expenses:
Contributed rent (Note 2)	$1,200	$1,200	$2,950
Contributed administrative support (Note 2)	200	200	550
Stock-based compensation (Note 4):
Legal fees	46,500	—	46,500
Mineral interest acquisition costs (Notes 3 and 6)	50,000	—	53,180
Mineral interest exploration costs (Note 3).	30,369	—	30,369
Professional fees	13,594	21,259	37,817
Compensation	5,000	—	7,300
Office	13,292	2,432	17,613
Other	5,874	1,601	8,591
Total expenses	166,029	26,692	204,870

Loss before income taxes	(166,029)	(26,692)	(204,870)

Income tax provision (Note 5)	—	—	—

Net loss	$(166,029)	$(26,692)	$(204,870)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	15,903,774	15,300,000

See accompanying notes to financial statements.

Page - 41

PARADIGM OIL ADN GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Statement of Changes in Shareholders' Deficit

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at July 15, 2002 (inception)	—	$—	$—	$—	$—	$—

July 2002, common stock sold to an officer
($.001/share) (Note 2)	7,500,000	7,500	(2,500)	—	—	5,000
August to September 2002, common stock sold in
private stock offering ($.005/share) (Note 4)	7,800,000	7,800	18,200	—	—	26,000
Office space and administrative support
contributed by a director (Note 2)	—	—	700	—	—	700
Comprehensive loss:
Net loss, period ended December 31, 2002	—	—	—	(12,149)	—	(12,149)
Comprehensive loss	—	—	—	—	—	(12,149)

Balance at December 31, 2002.	15,300,000	15,300	16,400	(12,149)	—	19,551

Office space and administrative support
contributed by a director (Note 2	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended December 31, 2003	—	—	—	(26,692)	—	(26,692)
Cumulative translation adjustment	—	—	—	—	99	99
Comprehensive loss	—	—	—	—	—	(26,593)

Balance at December 31, 2003	15,300,000	15,300	17,800	(38,841)	99	(5,642)

February and March 2004, sale of common
stock at $.20 per share, net of offering costs
of $3,351 (Note 4)	586,875	587	74,312	—	—	74,899
December 2004, common stock issued in
exchange for legal services (Note 4	13,950,000	13,950	32,550	—	—	46,500
Office space and administrative support
contributed by a director (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended December 31, 2004	—	—	—	(166,029)	—	(166,029)
Cumulative translation adjustment	—	—	—	—	3,066	3,066
Comprehensive loss	—	—	—	—	—	(162,963)

Balance at December 31, 2004	29,836,875	$29,837	$126,062	$(204,870)	$3,165	$(45,806)

See accompanying notes to financial statements.

Page - 42

PARADIGM OIL ADN GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

			July 15, 2002
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(166,029)	$(26,692)	$(204,870)
Adjustments to reconcile net loss to net cash
used by operating activities:
Office space and administrative support
contributed by a director (Note 2)	1,400	1,400	3,500
Stock-based compensation	46,500	—	46,500
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,149)	2,628	3,000
Indebtedness to related party	(322)	322	—
Net cash used in
operating activities	(121,600)	(22,342)	(151,870)

Cash flows from financing activities:
Proceeds from officer advance (Note 2)	5,000	—	5,000
Repayment of officer advance (Note 2).	(5,000)	—	(5,000)
Proceeds from shareholder loan (Note 2).	50,000	—	50,000
Proceeds from the sale of common stock	78,250	—	109,250
Payments for offering costs.	(3,351)	—	(3,351)
Net cash provided by
financing activities	124,899	—	155,899

Effect of exchange rate changes on cash	3,066	99	3,165

Net change in cash	6,365	(22,243)	7,194

Cash, beginning of period	829	23,072	—

Cash, end of period	$7,194	$829	$7,194

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements.

Page - 43

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
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

On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation (“Win”), an unrelated Calgary, Alberta based private corporation. The Company acquired an interest in two oil and gas projects in Alberta, Canada for the total payment of $506,014 (see Note 6).

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

The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns a working interest or an option to acquire claims. No minerals have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2004.

Financial Instruments
At December 31, 2004, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Page - 44

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
Mineral Interests
Mineral interest acquisition costs include cash consideration and the estimated fair value of any common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

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

Earnings (loss) per Common Share
Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At December 31, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Stock-based Compensation
The Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company did not elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation and record such amounts as charges to operating expense.

Page - 45

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

The Company accounts for stock-based consulting compensation under the fair value based method which calculates compensation expense based on the fair value of the options expected to vest on the date the option is granted.

However, the FASB revised Statement No. 123 in 2004. Statement No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective the first interim reporting period after December 15, 2005.

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

During December 2004, a shareholder advanced the Company $50,000 so that it could make a payment toward interests in two exploration projects. The advance did not carry an interest rate and was due on demand. The Company repaid the advance in January 2005.

During January 2004, an officer advanced the Company $5,000 for working capital, which was repaid in April 2004. The advance did not carry an interest rate.

In July 2002, the Company sold 7,500,000 shares of its restricted common stock to a director for $5,000 ($.00067/share).

Page - 46

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

On October 30, 2002, the Company and a director entered into a trust agreement whereby the director of the Company will hold the Mineral Claims (see Note 3) on behalf of the Company until the initial exploration program is completed.

(3) Option on Unproven Mineral Interests

On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada. Under the terms of the amended Option Agreement, the Company is required to:

A. Make option cash payments and exploration expenditures as follows:

Cash		Exploration
Payments		Expenditures		Due Date
CDN	$ 5,000.00	CDN	$ -	Closing of Option Agreement
CDN	$ -	CDN	$ 35,000.00	February 28, 2005
CDN	$ -	CDN	$ 75,000.00	October 31, 2005
CDN	$ -	CDN	$100,000.00	October 31, 2006
CDN	$ 50,000.00	CDN	$ -	January 1, 2008

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as the Company holds any interest in the claim.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

As of December 31, 2004, the Company has made option payments totaling CDN$5,000 (US$3,180) and exploration payments totaling CDN$37,987 (US$30,369).

(4) Shareholders’ Equity

From January 2004 through March 2004, the Company offered for sale 750,000 shares at of its $.001 par value common stock at a price of US$0.133 per share. The Company sold 586,875 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003.

During December 2004, the Company issued 13,950,000 shares of its common stock in exchange for legal services. The transactions were recorded based on the value of the services rendered. Stock-based compensation expense of $46,500 was recognized in the accompanying financial statements for the year ended December 31, 2004.

During August and September 2002, the Company offered for sale 9,000,000 shares at of its $.001 par value common stock at a price of US$0.0033 per share. The Company closed the offering after selling 7,800,000 shares for gross proceeds of $26,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

Page - 47

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2004	2003
U.S. statutory federal rate	28.83%	15.00%
Contributed rent and services	-0.24%	-0.79%
Net operating loss for which no tax
benefit is currently available	-28.59%	-14.21%
	0.00%	0.00%

At December 31, 2004, deferred tax assets consisted of a net tax asset of $52,966, due to operating loss carryforwards of $201,370, which was fully allowed for, in the valuation allowance of $52,966. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended December 31, 2004 and 2003 totaled $47,455 and $3,794, respectively. The current tax benefit for the years ended December 31, 2004 and 2003 also totaled $47,455 and $3,794, respectively. The net operating loss carryforward expires through the year 2024.

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

(6) Subsequent Events

Page - 48

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

Management Services Agreement
On January 21, 2005 the Company entered into a Management Services Agreement with Mr. Robert L. Pek of Calgary, Alberta, whereby Mr. Pek will provide certain management services with respect to the financial planning and corporate affairs management of the Company in exchange for compensation of $2,500 per month. The agreement shall be for an initial one-year period and shall be automatically extended annually for further one-year terms. The agreement can be renegotiated between both parties dependent upon the workload.

The Company also granted an option to Mr. Pek to allow him to purchase up to 250,000 shares of the Corporations common stock at an exercise price of $0.50 per share. The option expires on January 20, 2010.

On January 21, 2005, the Board of Directors approved the appointment of Mr. Pek as a director of the Corporation and as the Corporation’s President, Secretary and Treasurer.

Participation Proposal Agreements
On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation (“Win”), an unrelated Calgary, Alberta based private corporation. The Company acquired an interest in two exploration projects in Alberta, Canada for the total payment of $506,014.

Hillsprings Property
During January 2005, the Company paid Win $207,383 to acquire a 5% interest in the Hillsprings Property (10-34-5-29W4) located in Alberta, Canada. The Company has the option to acquire an additional 5% interest by paying an additional $207,383 to Win. The option expires on July 1, 2005. The Hillsprings Property currently has no proven reserves.

Todd Creek Property
During January 2005, the Company paid Win $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (10-34-5-29W4) located in Alberta, Canada. The Todd Creek Property currently has no proven reserves.

Common Stock Split and Name Change
On February 7, 2005 the Company amended its Articles of Incorporation through the implementation of a 1.5:1 forward split of the Company’s common stock and a name change from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. based on a resolution of the Directors dated January 17, 2005 and a consent resolution of the shareholders dated January 17, 2005 signed by the holders of greater than 51% of the issued and outstanding shares of the Company.

Shares issued prior to February 7, 2005 have been retroactively restated to reflect the impact of the forward stock split.

Farm Out and Option Agreement
On February 14, 2005 the Company entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation and a related party. The Company has an option to acquire interests in an exploration project located in Alberta, Canada. In order to acquire an interest, the Company must pay the total costs of a test well up to the point of obtaining commercial oil sales. The Company has made no payments and has taken no further action on the agreement as of the date of this report.

Common Stock Sales
During January and February 2005, the Company sold 5,530,000 shares at of its $.001 par value common stock at a price of US$0.15 per share and raised gross proceeds of $829,500. The offering was made pursuant to Rule 903 of Regulation S of the Security Act of 1993, as amended. Following the stock sales, the Company had 35,366,875 common shares issued and outstanding.

Page - 49

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements

Consulting Agreement
During April 2005, the Company entered into a Consulting Agreement with Insight Communications, Inc. (“Insight”), an unrelated Nevada corporation, whereby Insight will provide communications management, marketing consulting and advisory services in exchange for two payments by the Company: $155,000 on the effective date of the agreement and an additional $100,000 within 30 days of the effective date.

As part of the agreement, Insight will develop and execute a financial communications and investor awareness program for the Company that may include direct mail, e-mail, news release strategies and other media and marketing elements. The successful execution of the program assumes that the Company will maintain and execute, throughout the term of the Agreement, a continuing investor relations and press release news strategy.

Page - 50