Form 10QSB
period 2005-03-31
Paradigm Oil & Gas, Inc.
filed 2005-05-20
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____ to _____

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 35,366,875 common shares, $0.001 par value, issued and outstanding as of May 13, 2005

Transitional Small Business Format. Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

March 31, 2005

Assets
Cash	$145,381

Liabilities and Shareholders’ Equity
Liabilities:
Accrued liabilities	$3,500
Total current liabilities	3,500

Shareholders’ equity (Note 5):
Common stock, $.001 par value; 300,000,000 shares authorized,
authorized, 35,366,875 shares issued and outstanding	35,367
Additional paid-in capital	950,032
Accumulated deficit	(846,015)
Cumulative translation adjustment	2,497
Total shareholders’ equity	141,881
$145,381

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			July 15, 2002
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$-	$300	$2,950
Rent, related party (Note 2)	1,050	-	1,050
Contributed administrative support (Note 2)	-	50	550
Stock-based compensation:
Legal fees	-	-	46,500
Mineral interest acquisition costs (Note 3)	456,014	13,763	509,194
Mineral interest exploration costs (Note 3)	-	-	30,369
Professional and consulting fees	156,750	2,224	194,567
Compensation	10,700	-	18,000
Office	930	6,275	18,543
Other	15,701	1,959	24,292
Total expenses	641,145	24,571	846,015
Loss before income taxes	(641,145)	(24,571)	(846,015)

Income tax provision (Note 4)	-	-	-

Net loss	$(641,145)	$(24,571)	$(846,015)

Basic and diluted loss per share	$(0.02)	$(0.00)

Basic and diluted weighted average
common shares outstanding	32,601,875	15,521,876

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at January 1, 2005	29,836,875	$29,837	$126,062	$(204,870)	$3,165	$(45,806)
January and February 2005, sale of common
stock at $.15 per share (Note 5)	5,530,000	5,530	823,970	-	-	829,500
Comprehensive loss:
Net loss, three months ended March 31, 2005	-	-	-	(641,145)	-	(641,145)
Cumulative translation adjustment	-	-	-	-	(668)	(668)
Comprehensive loss	-	-	-	-	-	(641,813)
Balance at March 31, 2005	35,366,875	$35,367	$950,032	$(846,015)	$2,497	$141,881

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			July 15, 2002
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2005	2004	2005
Net cash used in
operating activities	$(640,645)	$(27,242)	$(792,515)

Cash flows from financing activities:
Proceeds from officer advance	-	5,000	5,000
Repayment of officer advance	-	-	(5,000)
Proceeds from shareholder loan (Note 2)	-	-	50,000
Repayment of shareholder loan (Note 2)	(50,000)	-	(50,000)
Proceeds from the sale of common stock (Note 5)	829,500	78,250	938,750
Payments for offering costs	-	(3,351)	(3,351)
Net cash provided by
financing activities	779,500	79,899	935,399

Effect of exchange rate changes on cash	(668)	(270)	2,497

Net change in cash	138,187	52,387	145,381

Cash, beginning of period	7,194	829	-

Cash, end of period	$145,381	$53,216	$145,381

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended December 31, 2004 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7.

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

NOTE 2: RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company through December 31, 2004. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. In January 2005, the Company began paying an officer $350 per month for office space on a month-to-month basis.

An officer contributed administrative services to the Company through December 31, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital. In January 2005, the Company began paying for services rendered by its officer.

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

Option Agreement
On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada. Under the terms of the amended Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

Cash	Exploration
Payments	Expenditures	Due Date
CDN $ 5,000.00	CDN $ -	Closing of Option Agreement
CDN $ -	CDN $ 35,000.00	February 28, 2005
CDN $ -	CDN $ 75,000.00	October 31, 2005
CDN $ -	CDN $ 100,000.00	October 31, 2006
CDN $ 50,000.00	CDN $ -	January 1, 2008

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as the Company holds any interest in the claim.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

As of March 31, 2005, the Company has made option payments totaling CDN$5,000 (US$3,180) and exploration payments totaling CDN$37,987 (US$30,369).

Participation Proposal Agreements
On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation (“Win”), an unrelated Calgary, Alberta based private corporation. The Company acquired an interest in two exploration projects in Alberta, Canada for the total payments of $506,014.

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

Farm Out and Option Agreement with Related Party
On February 14, 2005 the Company entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation and a related party. The Company has an option to acquire an interest in an exploration project located in Alberta, Canada. In order to acquire an interest, the Company must pay the total costs of a test well up to the point of obtaining commercial oil sales. The Company has made no payments and has taken no further action on the agreement as of the date of this report.

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

NOTE 6: SERVICE AGREEMENTS

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

Consulting Agreement
During April 2005, the Company entered into a Consulting Agreement with Insight Communications, Inc. (“Insight”), an unrelated Nevada corporation, whereby Insight will provide communications management, marketing consulting and advisory services in exchange for two payments by the Company: $155,000 on the effective date of the agreement and an additional $100,000 within 30 days of the effective date. The Company made the initial $155,000 payment in February 2005.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. Any references to “CA$” refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Paradigm" mean Paradigm Oil And Gas, Inc., unless otherwise indicated.

Paradigm is an exploration stage company. There is no assurance that commercially viable reserves of oil and/or gas exist on our farmin lands or that commercially viable mineral deposits exist on the claims that we have under option. Further drilling and exploration will be required before a final evaluation as to the economic and legal feasibility of our properies can be determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Petroleum Exploration Terminology

AFE	Authority For Expenditure – form used when wells are drilled by multiple parties to determine the good faith anticipated cost of the subject well and to specify each of the partners expected financial contribution to the drilling and completion costs.

APO
After payout – terms of revenue sharing under which the participants receive  the proceeds of the well following the point where all costs have been  reimbursed including acquisition, drilling and completion.

Back-in
The reversionary interest of a farmor, lessor or of an assignor of a lease  whereunder the farmer, lessor or assignor is to become entitled to a specific  share of the working interest when specified costs have been recovered from  production.

BOE	Barrels of oil equivalent; converting volumes of natural gas to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.

BOPD	Barrels of oil per day.

BPO
Before Payout – terms of revenue sharing under which the participants  receive the proceeds of the well up to the point where all costs have been  reimbursed including acquisition, drilling and completion. reimbursed including acquisition, drilling and completion.

Completion	The installation of permanent equipment for the production of oil or gas.

Development Well	A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Drill Spacing Units (DSUs)
The area prescribed by applicable well spacing regulations for the granting of  a permit for the drilling of a well; the area of land assigned in the granting of  a well permit; the area in which it has been determined by regulation that one  well can efficiently drain. The size of the DSU may vary from 10 acres in oil  fields to 640 acres (one section) in gas fields.

Dry Hole or Dry Well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploratory Well
A well drilled to find and produce oil or gas reserves not classified as proved,  to find a new production reservoir in a field previously found to be productive  of oil or gas in another reservoir or to extend a known reservoir.

Farm-In	See Farm-out (following)

Farm-Out
An agreement pursuant to which the owner of a working interest in an oil and  gas lease assigns the working interest or a portion hereof to another party who  desires to drill on the leased acreage. Generally, he assignee is required to  drill one or more wells in order to earn its interest in the acreage. The assignor  usually retains a royalty or reversionary interest in the lease. The interest  received by an assignee is a "farm-in" and the assignor issues a "farm-out."

Infill Drilling	The drilling of an additional well or wells provided for by an existing spacing order to more adequately drain a reservoir.

Mcfg/D	Thousand cubic feet of gas per day - the standard unit for measuring the volume of natural gas from a well or line; MMcf is one million cubic feet (also Mcf, Bcf (billion), Tcf (trillion)).

Operator	The individual or company responsible for the exploration, development and production of an oil or gas well or lease.

PSI	Pounds per square inch - an indication of the degree of pressure.

Reserves	Refers to proved reserves only.

RoFeR	Right of First Refusal

Royalty
An interest in an oil and gas lease that gives the owner of the interest the right  to receive a portion of the production from the leased acreage (or of the  proceeds of the sale thereof), but generally does not require the owner to pay  any portion of the costs of drilling or operating the wells on the leased  acreage. Royalties may be either landowner's royalties, which are reserved by  the owner of the leased acreage at the time the lease is granted, or overriding  royalties, which are usually reserved by an owner of the leasehold in  connection with a transfer to a subsequent owner.

Working Interest
An interest in an oil and gas lease that gives the owner of the interest the right  to drill for and produce oil and gas on the leased acreage and requires the  owner to pay a share of the costs of drilling and production operations. The  share of production to which a working interest owner is entitled will always  be smaller than the share of costs that the working interest owner is required  to bear, with the balance of the production accruing to the owners of royalties.

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

Foreign Currency and Exchange Rates

Dollar costs of Paradigm’s property acquisitions and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.25 or CA $1.00 being approximately equal to US $0.80 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING MARCH 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002 and established a year end of December 31. On February 7, 2005 the Company amended its Articles of Incorporation through the implementation of a 1.5:1 forward split of the Company’s common stock and a name change from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. based on a resolution of the Directors dated January 17, 2005 and a consent resolution of the shareholders dated January 17, 2005 signed by the holders of greater than 51% of the issued and outstanding shares of the Company. From our incorporation to December, 2004, we have been in the business of the exploration and development of a mineral property approximately 1,236 acres in size in south-western, British Columbia. Our property is without known reserves and our program is exploratory in nature. To date we have spent $44,132 on mineral interest exploration costs but have not spent anything on research and development activities. On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program has been received and is discussed under “Results of Operations” on page 12.

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation, an arms length Calgary, Alberta based private corporation and on January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, we finalized the two agreements whereby we have acquired an interest in two exploratory oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. Paradigm has paid $207,383 to Win to acquire a 5% working interest in the Hillsprings Property (10-34-5-29W4) and paid $298,631 to Win to acquire a 5% working interest in the Todd Creek Property.

On February 15, 2005, Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 W5M, SE Section 36, and a similar interest in an additional option well at Township 91, Range 12 W5M, NW Section 29 in the Sawn Lake, Alberta, oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm in on the lands held by Deep Well Oil and Gas, Inc. in the Sawn Lake project in which 1132559 Alberta Ltd. has an interest. The final terms of the option for the additional

DSUs are yet to be agreed upon by the parties. Paradigm will earn 100% of the farmor’s interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor’s interest (an undivided 5% interest) after payout (APO). Paradigm will have then earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit. In order to earn its interest in the initial test well, total costs of the test well, estimated to be $173,200, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Total costs, estimated to be $173,200, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

PETROLEUM EXPLORATION

On December 06, 2004, we entered into two participation proposal agreements with Win Energy Corporation.

HILLSPRINGS PROPERTY

Paradigm has paid $207,383 to Win to acquire a 5% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34, Section 29 W4), Alberta, Canada;

Paradigm shall also have the option exercisable to January 31, 2005 to acquire an additional  5% interest in a further 2¼ sections in the surrounding area by paying the sum of $207,383 to  Win; Failure to exercise the option shall terminate the option to acquire the additional  interest;

Paradigm shall have an option to acquire the interest exercisable on the following basis:

In the event Paradigm has elected to acquire the interest set forth above, we may elect to acquire a 10% working interest in the project by paying $207,383; or

In the event that Paradigm has elected not to acquire the additional 5% interest, we may  elect to acquire a 5% interest in the project by paying to Win $103,691 and shall have  until July 01, 2005 to exercise the above noted additional 5% option interest.

In total, we have acquired interests in the potential of acres in the Hillsprings area.

TODD CREEK PROPERTY

Paradigm has paid $298,631 to Win to acquire a 5% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada;.

SAWN LAKE PROJECT

On February 15, 2005 Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 Section 36 W5M SE , and a similar interest in an  additional option well at Township 91, Range 12, Section 29 W5M NW in the Sawn Lake,  Alberta exploratory oil and gas project. Paradigm will also have a right of first refusal to  participate in each drilling spacing unit through a farm-in on the lands held by Deep Well Oil  and Gas, Inc. in the Sawn Lake project in which 1132559 Alberta Ltd has an interest. The  final terms of the option for the additional DSUs are yet to be agreed upon by both parties.

Paradigm will earn 100% of the farmor’s interest (an undivided 10% interest in the drilling  spacing unit) before payout (BPO), reverting to 50% of the farmor’s interest (an undivided  5% interest) after payout (APO). Paradigm will have then earned a 5% interest in the  remaining wells to be drilled in that drilling spacing unit.

In order to earn its interest in the initial test well, total costs of the test well, estimated to be  CA $216,489, up to the point of commercial oil sales are to be borne one hundred percent  (100%) by Paradigm. Total costs, estimated to be $173,200, of the option well up to the point  of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in  order to earn its undivided interest. Payment of the full AFE amount is due upon invoicing of  Paradigm by the operator (1132559 Alberta Ltd.) for each of the test and option wells.

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

  Paradigm paid Tomkies $3,180, on the effective date of the agreement;
  Paradigm incurred exploration expenditures on the claim of a minimum of $25,000 by May 31, 2005; paid and work completed;
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

To date we have spent $44,132 on mineral interest acquisition and exploration costs but have not spent anything on research and development activities. On October 29, 2004 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2004 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program has been received and is discussed under the heading “Results of Operations” on page 12.

As of the date of this report no decision has been made as to when or if we will proceed with the planned phase II of the originally defined three-phase exploration program. We may seek an extension of the deadline for the commencement of the next phase of exploration in light of the need to concentrate funding for the coming year on our newly acquired oil and gas projects or we may terminate the option agreement.

Item 2. Description of Property

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

HILLSPRINGS

On December 06, 2004, we entered into a participation proposal with Win Energy Corporation whereby we could acquire an interest in the Hillsprings exploratory oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. On January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, Paradigm concluded final payments and finalized the agreements. We have, therefore, acquired a 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M and an option to July 1, 2005 to acquire 5% interest in a further two and a quarter sections (1440 acres) in the surrounding area for an additional payment of $103,691.00.

The operator, Talisman Energy, which is expected to drill a well in the summer of 2005, has drilled several successful wells in the vicinity. Based on production rates from adjacent producing wells, it is expected that the proposed well could exceed 600 barrels of oil equivalent per day. We will release additional technical information, drilling schedules and results as they become available.

TODD

On December 06, 2004, we entered into a second participation proposal with Win Energy whereby we could acquire an interest in the Todd exploratory oil and gas drilling project also about 100 miles south of Calgary in the foothills of the Rocky Mountains for the payment of a total of $298,631 excluding drilling costs. On January 25, 2005, we concluded final payments and finalized the agreements. Here we have acquired a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5 and an option to December 31, 2006 to earn a 7.5% interest in an additional seven sections 4480 acres) in the surrounding area by contributing 10% of the drilling costs. Contributions to each well drilled will earn an interest in two sections.

A test well drilled in Section 16, Township 9, Range 2 W5 is included in the transaction, the results of which have not been released. Further details will be provided once the tight hole status has been lifted. The next proposed well will likely be drilled at location 13-28-9-2W5 with anticipated production from two reservoirs. Estimates indicate initial potential daily production could reach 400 barrels of oil equivalent per day based upon the flow rates from adjacent and similarly structured wells. It is anticipated that it will require more than 20 such wells to fully exploit the reservoirs in the project area.

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

SAWN LAKE

On February 18, 2005, we announced that we have farmed into the 10% interest in a major heavy oil exploratory project located the Sawn Lake area of the Peace River region of Alberta in a project owned by 1132559 Alta. Ltd. The general terms of the farm-in agreement is that Paradigm will pay 10% to earn the full 10% interest until payout, and will retain 5% interest after payout. Paradigm's participation in any subsequent wells in that Drilling Spacing Unit (DSU) will be at 5% to earn an equal 5% interest. The first well will be drilled on DSU located at Township 91, Range 13 W5M, SE Section 36. Paradigm has also negotiated participation in another well in Township 91, Range 12 W5M, NW Section 29 under the same terms. Furthermore, Paradigm will have the option to participate in all future 1132559 Alta. Ltd.'s interests in Sawn Lake wells under terms to be negotiated.

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

Our Proposed Petroleum Exploration Program – Plan of Operation – Petroleum Properties

Hillsprings

The operator, Talisman Energy, which is expected to drill a well during mid-year, has drilled several successful wells in the vicinity, and it is expected that the proposed well could exceed 600 barrels of oil equivalent per day. We will release additional technical information, drilling schedules and results as they become available.

Todd

The operator, Talisman Energy, which is expected to drill a well during mid-year, has drilled several successful wells in the vicinity. We will release additional technical information, drilling schedules and results as they become available.

Sawn Lake

The initial development step is scheduled to commence during the third quarter of 2005. The early focus of the drilling program is to define the heavy oil reservoir one section at a time and attempt to initiate production from each drilled location as soon as practicable in order to generate an early positive cash flow.

Upon the successful testing of each drilled section, the operator will prepare and file applications with the Alberta Department of Energy for full-scale development. The section-by-section test period is to be followed by a comprehensive production-drilling program. Full production will be coordinated with the start-up of the field enhancement facility to minimize dependence upon trucking.

The most significant factor in the potential profitability of field enhancement will be the physical location of facilities. The Sawn Lake Heavy Oil Project is advantageously situated since the property is in very close proximity to both oil and gas pipelines. Furthermore, both of these existing pipelines have a significant excess capacity that could become available.

We do not claim to have any reserves whatsoever on our optioned / farm-in oil and gas properties at this time.

Oil and Gas Employees

At present, we have no employees, other than Messrs. Pek and Dhanani, our officers and directors. Mr. Dhanani does not have an employment agreement with us. Mr. Pek, our Chief Executive Officer entered into a management services agreement with Paradigm on January 21, 2005 whereby he will provide certain management services with respect to the financial planning and corporate affairs management of the Corporation in consideration of the sum of $2,500 per month based on five working days per month. The agreement is for an initial one-year period and shall be automatically extended annually for further one-year terms. The agreement can be renegotiated between both parties dependent upon the workload using the same formulation. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Mr. Robert L. Pek, our Chief Executive Officer is also, since 2002, the president and a director of Sun Energy Group Inc. which is a private Alberta based corporation pursuing oil and gas producing assets in Bolivia and the United Kingdom. Mr. Pek is a graduate of the University of Saskatchewan where he studied Economics, Marketing and Management. Since 1999, Mr. Pek has been president and chief executive officer and a director of Qeva Group Inc., a corporation publicly traded on the Canadian Venture Exchange, which is the parent corporation for wholly owned subsidiary companies Qeva Velvet Products Corp. (sales of elk velvet antler (eva) as a Nutriceutical product); E & R Elk Consulting Co. Ltd. (management and development consulting); The Canadian Elk and Deer Farmer Ltd. (magazine publication) and Balzac Meats Inc. (a meat processing entity) all of which are involved in the sale of elk meat and products and related businesses.

Mr. Shiraz Dhanani, who has been a director of Paradigm since February 15, 2005 is a geoscientist by background. He obtained his undergraduate degree from the University of Sussex (1975) and a Post-graduate Diploma in Development Studies from the University of Bath (1977), both in the UK. His expertise reflects wide ranging geophysical and project management skills acquired over 25 years of working for super-major oil and gas corporations on five continents. His past assignments have included work in the North Sea, Libya, South America and the Middle East. He is also the majority shareholder and managing director of G Space Ltd, a company incorporated in the UK in 2003 and based in London (UK). G Space is an oil & gas consulting company, which counts independents and super-major oil companies as its clients. In addition, he is a director and the Chief Executive Officer of Sun Energy Group Inc., a private Alberta based corporation pursuing oil and gas producing assets in Bolivia and the United Kingdom. Mr. Dhanani has had a wide range of experience in sub-surface studies, both in exploration and production. Besides his technical expertise, he has extensive experience in project planning, management, project economics, risk analysis, portfolio management, negotiations, and health, safety and environmental management. In addition, he is a member of the Society of Exploration Geophysicists, American Association of Petroleum Geologists, Society of Petroleum Engineers and Petroleum Exploration Society of Great Britain, and has published an assortment of technical papers. He speaks various languages by virtue of having lived in several parts of the world.

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

Our Proposed Exploration Program – Plan of Operation – Mineral Property

We do not claim to have any ores or reserves whatsoever on our claim at this time.

To date we have completed the first phase of the planned three phase exploration program on the claim and have we spent $44,173 on mineral acquisition and exploration expenses but have spent nothing on research and development activities. On October 29, 2003 a crew went to the claim to commence phase I of the planned three phase exploration program. The crew completed their work on November 20, 2003 with samples being sent to a laboratory for geochemical analysis. A report on the phase I work program was been received and is discussed under the heading “Results of Operations” on page 12.

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

No decision has been made whether to proceed to phase II. In any event, phase II will not be carried out until the late Summer of 2005 at the earliest and will be contingent upon securing the funds required to complete the second phase of the exploration program. It will be directed towards trenching and diamond drilling. The second phase will be comprised of wages, fees and camp operations, trenching, diamond drilling, assays and related. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At March 31, 2005, we had working capital of $141,881. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our contract land professionals have reviewed title records or other title review materials relating to substantially all of our farmin properties. The title investigation performed by us prior to acquiring an interest on these undeveloped farmin properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our farmin properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. The remaining net acreage is held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the three month periods ended March 31, 2005, March 31, 2004 and inception on July 15, 2002 to March 31, 2005 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2005 was $938,750 as a result of proceeds received from sales of our common stock. In February, 2005 we issued 5,530,000 shares of our $0.001 par value common stock at a price of $0.15 per share based on an offering memorandum issued on November 01, 2004. As of March 31, 2005, we had sold 5,530,000 shares for net and gross proceeds of $829,500. The offering was made pursuant to Rule 903 of Regulation S of the Securities and Exchange Act of 1934. Sales were closed on January 31, 2005.

REVENUE: Paradigm did not generate any revenues from operations for the quarter ended March 31, 2005 nor for the period July 15, 2002 (inception) through March 31, 2005.

EXPENSES: During the quarter ended March 31, 2005, Paradigm incurred operating expenses of $641,145, versus $24,571 for the same period in 2004. For the period inception to March 31, 2005 the comparative number was $846,015. Costs rose in the current year as a result of the acquisition of the Corporation’s interests in two oil and gas drilling projects in Alberta, Canada. The overall costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm has not incurred any expenses for research and development during the quarter ended March 31, 2005 and none have been incurred since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended March 31, 2005 versus $350 for the same period in 2004. For the period July 15, 2002 (inception) through March 31, 2005, a total of $3,500 has been recorded. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. This category of expenses has run reasonably consistent from quarter to quarter but will decline to zero in future periods as we are being charged market rates for office space and administrative support.

RENT: The Corporation incurred $1,050 in rental expenses for its added office in Calgary, Alberta for the quarter ended March 31, 2005 versus $0 for the same period in 2004. For the period July 15, 2002 (inception) through March 31, 2005, a total of $1,050 has been recorded. This category of expenses will run reasonably consistent from quarter to quarter.

MINERAL ACQUISITION COSTS: No mineral acquisition costs were incurred during the quarter ended March 31, 2005 but $13,763 was incurred in the same period in 2004 as part of the Golden Mineral Claims acquisition and is the only such cost since inception. For the period July 15, 2002 (inception) through March 31, 2005, $44,132 has been incurred in acquiring and exploring our optioned claim and seeking additional properties of merit as well as initial expenses for phase I of the program for the Golden claim.

PETROLEUM INTEREST ACQUISITION COSTS: $456,014 in petroleum interest acquisition costs were incurred during the quarter ended March 31, 2005; $0 was incurred in the same period in 2004. For the period July 15, 2002 (inception) through March 31, 2005, $506,014 has been incurred in acquiring interests in three exploratory petroleum exploration projects.

PROFESSIONAL AND CONSULTING FEES: Paradigm incurred $156,750 in professional fees for the quarter ended March 31, 2005 versus $2,224 in the same quarter of the previous fiscal year. During the current quarter costs were higher as we were engaged in the acquisition of three exploratory oil and gas properties. Since inception, we have incurred $194,567 in professional fees which have historically been mainly spent on legal and accounting matters and more recently in the engagement of consulting services for our acquisitions.

COMPENSATION: $10,700 in compensation costs were incurred for the quarter ended on March 31, 2005 and a total of $0 was incurred in the previous fiscal year which ended on December 31, 2004. From inception to March 31, 2005 a total of $18,000 has been charged to the compensation account. The increase during the current quarter is the result of our having entered into a Management Services Agreement on January 21, 2005 with our President, Robert L. Pek and will be an on-going expense whereby we will be paying Mr. Pek $2,675 per month.

STOCK BASED COMPENSATION: No such costs were incurred for the current quarter under review nor for the same period in 2004. $46,500 in stock based compensation costs were incurred for the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2004, $46,500 was recorded in stock based compensation.

OFFICE EXPENSES: We incurred $930 in office expenses during the quarter ended March 31, 2005 as compared to $6,275 for the similar period in 2004. Costs were higher last year as we became fully operational during that period and concluded the SB-2 offering whereby we raised $78,250 in gross proceeds. For the period July 15, 2002 (inception) through March 31, 2005 a total of $18,543 has been spent on office expenses.

OTHER COSTS: $15,701 in other costs were incurred in the quarter ended March 31, 2005 as compared to $1,959 in the similar period in 2004. Costs have increased in the most recent three months as Paradigm has become fully operational, is actively engaged in the expansion of its asset base and is seeking additional possible acquisitions. For the period July 15, 2002 (inception) through March 31, 2005, Paradigm has spent a total of $24,292 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three months ended March 31, 2005, $779,500 in net cash was provided by financing activities while $640,645 in net cash was used for operating expenses. For the same period in 2003, $79,899 in net cash was provided by financing activities and $27,242 was used in operations. For the period from Inception on July 15,

2002 to March 31, 2005, $935,399 in net cash has been provided by financing activities and $792,515 has been used in operations.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception.

MOST RECENT FINANCING OF OPERATIONS: From November through December, 2004, we offered for sale up to 6,000,000 shares at of our $0.001 par value common stock at a price of $0.15 per share. During the last quarter Paradigm issued 5,530,000 shares at a price of $0.15 per share under an exemption contained in Rule 903 of Regulation S to ten individuals in a private placement of shares for gross proceeds of $829,5000 as a result of that offering which closed on January 31, 2005. The shares bear a legend restricting their sale or transfer.

At the end of the quarter under review, March 31, 2005, Paradigm had 35,366,875 common shares issued and outstanding.

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

EXPLORATION ACTIVITY – PHASE I – GOLDEN MINERAL CLAIM: No exploration activities took place on our optioned mineral claim during the most recent quarter.

OIL AND GAS LAND INTEREST ACQUISITIONS: On December 06, 2004, we entered into two participation proposals with Win Energy Corporation and on January 25, 2005 we finalized the two agreements whereby we have acquired an interest in two oil and gas exploration drilling projects in Alberta, Canada for the payment of a total of $506,014. Paradigm has paid $207,383 to Win to acquire a 5% working interest in the Hillsprings Property (10-34-5-29W4) and paid $298,631 to Win to acquire a 5% working interest in the Todd Creek Property.

On February 15, 2005, Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 W5M, SE Section 36, and a similar interest in an additional option well at Township 91, Range 12 W5M, NW Section 29 in the Sawn Lake, Alberta, oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm in on the lands held by Deep Well Oil and Gas, Inc., the operator, in the Sawn Lake project in which 1132559 Alberta Ltd has an interest. In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $173,200, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Total costs, estimated to be CA $173,200, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest.

Liquidity and Capital Resources

As of end of the first quarter on March 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2005 was $935,399 as a result of proceeds received from sales of our common stock.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in October 2002 for cash consideration of $5,000; we issued 5,200,000 shares of common stock through a Regulation S offering in October, 2002 for cash consideration of $26,000; we also issued 391,250 shares of common stock through a Regulation SB-2 offering in January, 2004 for cash consideration of $78,250; during November, 2004 we concluded an S-8 registration statement whereby 9,300,000 shares were issued in lieu of the payment of $46,500 to settle outstanding debts.

In February, 2005 we received cash consideration of $829,500 and issued 5,530,000 shares through a Regulation S private placement offering.

As of March 31, 2005, our total assets which consist entirely of cash amounted to $145,381, and our total liabilities were $3,500. Working capital stood at $141,881.

For the quarter ended March 31, 2005, the net loss was $641,145 ($0.02 per share). The loss per share was based on a weighted average of 32,601,875 common shares outstanding. For the same period in 2004 the comparative numbers were a net loss of $24,571 and a loss per share of $0.0002 based on a weighted average of 15,521,876 common shares outstanding. For the period from inception on July 15, 2002 through March 31, 2005, the cumulative net loss was $846,015.

For the current quarter and the balance of the fiscal year from April 01 to December 31, 2005 we plan on deciding whether to continue to hold our optioned mineral property, to participate in the drilling of the first three wells on our new acquisitions and continue to seek additional acquisitions.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended March 31, 2005. Inflation is moderately higher than it was during 2003 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Paradigm had 35,366,875 shares of common stock issued and outstanding as of March 31, 2005. Of these shares, 7,500,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2005 was $935,399 as a result of proceeds received from sales of our common stock. During the period July 15, 2002 to March 31, 2005, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition & Exploration Costs	$ 44,132
Land Acquisition Costs for Petroleum Projects	506,014
Professional & Consulting Fees	194,567
Compensation	18,000
Office Expenses	18,543
Other Costs	24,292
Total Use of Proceeds to March 31, 2005	$ 805,548

Common Stock

During the three month period ended March 31, 2005, the Company offered for sale up to 6,000,000 shares at of its $.001 par value common stock at a price of $0.15 per share and sold a total of 5,530,000 shares. On February 28, 2005, the Company had sold and issued 5,530,000 shares for net proceeds of $829,500. The offering was made pursuant to an exemption contained in Rule 903 of Regulation S and which closed on January 31, 2005. As of March 31, 2005, there were 35,366,875 shares issued and outstanding and as of May 13, there were 35,366,875 shares outstanding.

Options

No options were granted during the three month period ending March 31, 2005

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2005:

  January 31, 2005 – Entry into a definitive agreement – On January 21, 2005 the Corporation entered into a Management Services Agreement with Mr. Robert L. Pek of Calgary, Alberta whereby Mr. Pek will provide certain management services with respect to the financial planning and corporate affairs management of the Corporation in consideration of the sum of $2,500 per month based on five working days per month. The agreement shall be for an initial one-year period and shall be automatically extended annually for further one-year terms. Completion of Acquisition or Disposition of Assets - On January 25, 2005, we concluded two participation proposal agreements with Win Energy Corporation whereby we have acquired an interest in two oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014 in regards to the Hillsprings and Todd projects. - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – On January 21, 2005, the Board of Directors approved the appointment of Mr. Robert L. Pek as a director of the Corporation and as the Corporation’s President, Secretary and Treasurer. On January 21, 2005, Mr. Brian C. Doutaz resigned as our President and Chief Executive Officer and as a director. On January 21, 2005, Mr. James M. Hutchison resigned as our Secretary, Treasurer and Chief Financial Officer and as a director.

  February 07, 2005 – Amendments to Articles of Incorporation or Bylaws - On February 07, 2005 the Corporation amended its Articles of Incorporation through the implementation of a forward split of the Corporation’s Common Stock on the basis of one and one-half (1½) new shares for each old share and a change of name from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. based on a resolution of the Directors dated January 17, 2005 and a consent resolution of the shareholders dated January 17, 2005 signed by the holders of greater than 51% of the issued and outstanding shares of the Corporation. The Corporation’s quotation symbol on the OTC-BB was changed from “PDME” to “POGI” effective on Monday, February 07, 2005.

  February 21, 2005 – Entry Into A Material Definitive Agreement – On February 15, 2005 the Corporation entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 W5M: SE Section 36, and a similar interest in an additional option well at Township 91, Range 12 W5M: NW Section 29 in the Sawn Lake, Alberta oil and gas project. Election of Directors; Appointment of Principal Officers – On February 15, 2005, the Board of Directors approved the appointment of Mr. Shiraz Dhanani as a director of the Corporation.

  April 12, 2005 - Entry Into A Material Definitive Agreement – The Corporation entered into a Consulting Agreement with Insight Communications, Inc., an arms length Nevada corporation, whereby Insight will provide communications management, marketing consulting and advisory services.

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

Date: May 20, 2005