Form 10QSB
period 2005-06-30
Paradigm Oil & Gas, Inc.
filed 2005-08-16
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 35,366,875 common shares, $0.001 par value, issued and outstanding as of
August 12, 2005

Transitional Small Business Format. Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

June 30, 2005

Assets

Cash	$154,244

Liabilities and Shareholders’ Equity

Liabilities:
Accrued liabilities	$3,500
Total current liabilities	3,500

Shareholders’ equity (Note 5):
Common stock, $.001 par value; 300,000,000 shares authorized,
authorized, 35,366,875 shares issued and outstanding	35,367
Additional paid-in capital	950,032
Accumulated deficit	(837,147)
Cumulative translation adjustment	2,492

Total shareholders’ equity	150,744

$154,244

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			July 15, 2002
			(Inception)
	Three Months Ended		Through
	June 30,		June 30,
	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$—	$300	$2,950
Rent, related party (Note 2)	837	—	1,887
Contributed administrative support (Note 2)	—	50	550
Stock-based compensation:
Legal fees	—	—	46,500
Mineral interest acquisition costs (Note 3)	—	—	509,194
Mineral interest exploration costs (Note 3)	60,175	—	90,544
Professional and consulting fees	35,339	2,155	229,906
Compensation	—	—	18,000
Office	16,359	3,517	34,902
Other	5,771	383	30,063
Total expenses	118,481	6,405	964,496
Loss before other items
Gain on disposal of mineral property	(127,349)	—	(127,349)
Income (loss) before income taxes	8,868	(6,405)	(837,147)

Income tax provision (Note 4)	—	—	—

Net Income (loss)	$8,868	$(6,405)	$(837,147)

Basic and diluted loss per share	$0.00	$(0.00)

Basic and diluted weighted average
common shares outstanding	32,601,875	10,591,250

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at March 31, 2005	35,366,875	$35,367	$950,032	$(846,015)	$2,497	$141,881

Comprehensive loss:

Net loss, three months ended June 30, 2005	—	—	—	8,868	—	8,868

Cumulative translation adjustment	—	—	—	—	(5)	(5)

Comprehensive loss	—	—	—	—	—	8,863

Balance at June 30, 2005	35,366,875	$35,367	$950,032	$(837,147)	$2,492	$150,744

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			July 15, 2002
			(Inception)
	Three Months Ended		Through
	June 30,		June 30,
	2005	2004	2005
Net cash used in
operating activities	$(118,481)	$(34,254)	$(910,996)

Cash flows from financing activities:
Proceeds from officer advance	—	5,000	5,000
Repayment of officer advance	—	(5,000)	(5,000)
Proceeds from shareholder loan (Note 2)	—	—	50,000
Repayment of shareholder loan (Note 2)	—	—	(50,000)
Proceeds from the sale of common stock (Note 5)	—	78,250	938,750
Payments for offering costs	—	(3,351)	(3,351)
Net cash provided by
financing activities	—	74,899	935,399

Cash flows from investing activities
Gain on disposal of mineral property	127,349	—	127,349
Net cash provided by
investing activities	127,349	—	127,349

Effect of exchange rate changes on cash	(5)	447	2,492

Net change in cash	8,863	41,092	154,244

Cash, beginning of period	145,381	829	—

Cash, end of period	$154,244	$41,921	$154,244

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

As of March 31, 2005, the Company has made option payments totaling CDN$5,000 (US$3,180) and exploration payments totaling CDN$112,291 (US$90,544).

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

Todd Creek Property

During January 2005, the Company paid Win $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (10-34-5-29W4) located in Alberta, Canada. On June 18, 2005, the Company received a payment of $ 147,258 from Win for the sale of 50% of the Company’s 10% interest in the Todd Creek Property. The Todd Creek Property currently has no proven reserves.

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

Paradigm is an exploration stage company. There is no assurance that commercially viable reserves of oil and/or gas exist on our farmin lands or that commercially viable mineral deposits exist on the claims that we have under option. Further drilling and exploration will be required before a final evaluation as to the economic and legal feasibility of our properties can be determined.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JUNE 30, 2005 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002 and established a year end of December 31. On February 7, 2005 the Company amended its Articles of Incorporation through the implementation of a 1.5:1 forward split of the Company’s common stock and a name change from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. based on a resolution of the Directors dated January 17, 2005 and a consent resolution of the shareholders dated January 17, 2005 signed by the holders of greater than 51% of the issued and outstanding shares of the Company. From July, 2002 to December, 2004, we were in the business of the exploration and development of a mineral property of approximately 1,236 acres in size in southwestern, British Columbia. Our property is without known reserves and our program is exploratory in nature. To date we have spent $54,132 on mineral interest exploration costs but have not spent anything on research and development activities.

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation, an arms length Calgary, Alberta based private corporation and on January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, we finalized the two agreements whereby we have acquired an interest in two exploratory oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. Paradigm has paid $207,383 to Win to acquire a 5% working interest in the Hillsprings Property (10-34-5-29W4) and paid $298,631 to Win to acquire a 10% working interest in the Todd Creek Property; On June 18, 2005, Paradigm sold 50% of that interest (5% net) back to Win.

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

TODD CREEK PROPERTY

Paradigm has paid $149,315 to Win to acquire a 5% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada.

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

To date we have spent $54,132 on mineral interest acquisition and exploration costs but have not spent anything on research and development activities. A report on the phase I work program has been received and is discussed under the heading “Results of Operations” on page 12.

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

TODD

On December 06, 2004, we entered into a second participation proposal with Win Energy whereby we could acquire an interest in the Todd exploratory oil and gas drilling project also about 100 miles south of Calgary in the foothills of the Rocky Mountains for the payment of a total of $298,631 excluding drilling costs. On January 25, 2005, we concluded final payments and finalized the agreements whereby we acquired a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5 and an option to December 31, 2006 to earn a 7.5% interest in an additional seven sections 4480 acres) in the surrounding area by contributing 10% of the drilling costs. Contributions to each well drilled will earn an interest in two sections. On June 18, 2005, the Corporation received a net payment of CA $117,442.50 from Win Energy Corporation for the sale of 50% of Paradigm’s 10% interest in the Todd Creek Oil and Gas Property to Win, the original vendor. Paradigm now holds a 5% interest in the Todd Creek 13-28 well.

On June 27, 2005, we announced that drilling of the Todd Creek Well had been moved into the final completion stage which may take up to 50 days to complete. The operators have placed the well on "tight hole" status and further news will be released upon completion of testing. “Tight hole” is a petroleum industry term used colloquially in which the performance data of a well is closely guarded. During this period, all information about the well – depth, formations, drilling rates, logs and other pertinent data – is not shared or made public. Following the evaluation of the 13-28 well, additional drilling is anticipated during the second half of the year on company lands.

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

This project has similar geological characteristics to the existing Seal Field project producing heavy oil from the same Bluesky reservoir formation. The primary production without any enhanced recovery is 2,500 barrels per day for the first nine months ended September 30, 2004. This number is provided with the consent and approval of BlackRock Ventures Inc. (Toronto Stock Exchange: BVI), as to their second quarter, 2004 financial statements which are available for review at www.sedar.com. Average primary well productivity is 400-500 barrels per day.

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

Our Proposed Petroleum Exploration Program – Plan of Operation – Petroleum Properties

Hillsprings

The operator, Talisman Energy, which is expected to drill a well later this year, has drilled several successful wells in the vicinity, and it is expected that the proposed well could exceed 600 barrels of oil equivalent per day. We will release additional technical information, drilling schedules and results as they become available.

Todd

As noted above, the Todd Creek Well has been moved into the final completion stage which will take until late August to complete. The operators have placed the well on "tight hole" status and further news will be released upon completion of testing.

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

Oil and Gas Employees

At present, we have no employees, other than Mr. Pek, our Chief Executive Officer with whom we entered into a management services agreement on January 21, 2005 whereby he will provide certain management services with respect to the financial planning and corporate affairs management of the Corporation in consideration of the sum of $2,500 per month based on five working days per month. The agreement is for an initial one-year period and shall be automatically extended annually for further one-year terms. The agreement can be renegotiated between both parties dependent upon the workload using the same formulation. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Mr. Robert L. Pek, our Chief Executive Officer is also, since 2002, the president and a director of Sun Energy Group Inc. which is a private Alberta based corporation pursuing oil and gas producing assets in Bolivia and the United Kingdom. He is a graduate of the University of Saskatchewan where he studied Economics, Marketing and Management. Since 1999, Mr. Pek has been president and chief executive officer and a director of Qeva Group Inc., a corporation publicly traded on the Canadian Venture Exchange, which is the parent corporation for wholly owned subsidiary companies Qeva Velvet Products Corp. (sales of elk velvet antler (eva) as a Nutriceutical product); E & R Elk Consulting Co. Ltd. (management and development consulting); The Canadian Elk and Deer Farmer Ltd. (magazine publication) and Balzac Meats Inc. (a meat processing entity) all of which are involved in the sale of elk meat and products and related businesses.

Mr. Shiraz Dhanani, who was a director of Paradigm from February 15, 2005 to June 20, 2005, did not stand for re-election at the Annual General Meeting held on July 18, 2005. On June 20, 2005, the Board of Directors reluctantly accepted his resignation as a director of Paradigm Oil And Gas, Inc. Mr. Dhanani has accepted a position with another firm which will involve much travel to foreign countries and consume most of his time leaving inadequate time to devote to Paradigm’s affairs and operations. However, Mr. Dhanani will be available as an advisor to Paradigm and its management team going forward by acting as a consultant at a future date once the Corporation becomes active in the North Sea.

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

To date we have completed the first phase of the planned three phase exploration program on the claim and have we spent $54,173 on mineral acquisition and exploration expenses but have spent nothing on research and development activities. A report on the phase I work program was been received and is discussed under the heading “Results of Operations” on page 12.

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

No decision has been made whether to proceed to phase II. In any event, phase II will not be carried out until the Fall of 2005 at the earliest and will be contingent upon securing the funds required to complete the second phase of the exploration program. It will be directed towards trenching and diamond drilling. The second phase will be comprised of wages, fees and camp operations, trenching, diamond drilling, assays and related. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At June 30, 2005, we had working capital of $141,881. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the six month periods ended June 30, 2005, June 30, 2004 and inception on July 15, 2002 to June 30, 2005 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2005 was $935,399 as a result of proceeds received from sales of our common stock. In February, 2005 we issued 5,530,000 shares of our $0.001 par value common stock at a price of $0.15 per share based on an offering memorandum issued on November 01, 2004 for the sale of up to 6,000,000 shares of common stock. As of June 30, 2005, we had sold 5,530,000 shares for net and gross proceeds of $829,500. The offering was made pursuant to Rule 903 of Regulation S of the Securities and Exchange Act of 1934. Sales were closed on January 31, 2005.

REVENUE: Paradigm did not generate any revenues from operations for the quarter ended June 30, 2005 nor for the period July 15, 2002 (inception) through June 30, 2005.

EXPENSES: During the quarter ended June 30, 2005, Paradigm incurred operating expenses of $118,481, versus $6,405 for the same period in 2004. For the period inception to June 30, 2005 the comparative number was $964,496. Costs rose in the current year as a result of the acquisition of the Corporation’s interests in two oil and gas drilling projects in Alberta, Canada. The overall costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm has not incurred any expenses for research and development during the quarter ended June 30, 2005 and none have been incurred since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended June 30, 2005 versus $350 for the same period in 2004. For the period July 15, 2002 (inception) through June 30, 2005, a total of $3,500 has been recorded. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. This category of expenses has run reasonably consistent from quarter to quarter but will decline to zero in future periods as we are being charged market rates for office space and administrative support.

RENT: The Corporation incurred $837 in rental expenses for its added office in Calgary, Alberta for the quarter ended June 30, 2005 versus $0 for the same period in 2004. For the period July 15, 2002 (inception) through June 30, 2005, a total of $1,887 has been recorded. This category of expenses will run reasonably consistent from quarter to quarter.

MINERAL ACQUISITION COSTS: No mineral acquisition costs were incurred during the quarter ended June 30, 2005; no such costs were incurred in the same period in 2004 as part of the Golden Mineral Claims. For the period July 15, 2002 (inception) through June 30, 2005, $54,132 has been incurred in acquiring and exploring our optioned claim and seeking additional properties of merit as well as initial expenses for phase I of the program for the Golden claim.

PETROLEUM INTEREST ACQUISITION COSTS: $509,194 in petroleum interest acquisition costs were incurred during the quarter ended June 30, 2005; $0 was incurred in the same period in 2004. For the period July 15, 2002 (inception) through June 30, 2005, $509,194 has been incurred in acquiring interests in three exploratory petroleum exploration projects.

PROFESSIONAL AND CONSULTING FEES: Paradigm incurred $35,339 in professional fees for the quarter ended June 30, 2005 versus $2,155 in the same quarter of the previous fiscal year. During the current quarter costs were higher as we were engaged in the acquisition of three exploratory oil and gas properties. Since inception, we have incurred $229,906 in professional fees which have historically been mainly spent on legal and accounting matters and more recently in the engagement of consulting services for our acquisitions.

COMPENSATION: $0 in compensation costs were incurred for the quarter ended on June 30, 2005 and a total of $0 was incurred in the previous fiscal year which ended on December 31, 2004. From inception to June 30, 2005 a total of $18,000 has been charged to the compensation account.

STOCK BASED COMPENSATION: No such costs were incurred for the current quarter under review nor for the same period in 2004. $46,500 in stock based compensation costs were incurred for the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2004, $46,500 was recorded in stock based compensation.

OFFICE EXPENSES: We incurred $16,359 in office expenses during the quarter ended June 30, 2005 as compared to $3,517 for the similar period in 2004. Costs were higher this year as we became fully operational during the current period and commenced our business plan to move into the petroleum industry. For the period July 15, 2002 (inception) through June 30, 2005 a total of $34,902 has been spent on office expenses.

OTHER COSTS: $5,771 in other costs were incurred in the quarter ended June 30, 2005 as compared to $383 in the similar period in 2004. Costs have increased in the most recent six months as Paradigm has become fully operational, is actively engaged in the expansion of its asset base and is seeking additional possible acquisitions. For the period July 15, 2002 (inception) through June 30, 2005, Paradigm has spent a total of $30,063 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six months ended June 30, 2005, $0 in net cash was provided by financing activities while $118,481 in net cash was used for operating expenses. For the same period in 2004, $79,899 in net cash was provided by financing activities and $34,254 was used in operations. For the period from Inception on July 15, 2002 to June 30, 2005, $935,399 in net cash has been provided by financing activities and $910,996 has been used in operations.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception.

MOST RECENT FINANCING OF OPERATIONS: From November through December, 2004, we offered for sale up to 6,000,000 shares at of our $0.001 par value common stock at a price of $0.15 per share. During the first quarter of the current year Paradigm issued 5,530,000 shares at a price of $0.15 per share under an exemption contained in Rule 903 of Regulation S to ten individuals in a private placement of shares for gross proceeds of $829,5000 as a result of that offering which closed on January 31, 2005. The shares bear a legend restricting their sale or transfer.

At the end of the quarter under review, June 30, 2005, Paradigm had 35,366,875 common shares issued and outstanding.

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

OIL AND GAS LAND INTEREST ACQUISITIONS: On December 06, 2004, we entered into two participation proposals with Win Energy Corporation and on January 25, 2005 we finalized the two agreements whereby we have acquired an interest in two oil and gas exploration drilling projects in Alberta, Canada for the payment of a total of $356,699. Paradigm has paid $207,383 to Win to acquire a 5% working interest in the Hillsprings Property (10-34-5-29W4) and paid $149,316 to Win to acquire a 5% working interest in the Todd Creek Property.

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

Liquidity and Capital Resources

As of end of the second quarter on June 30, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2005 was $935,399 as a result of proceeds received from sales of our common stock.

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

As of June 30, 2005, our total assets which consist entirely of cash amounted to $154,244, and our total liabilities were $3,500. Working capital stood at $141,881.

For the quarter ended June 30, 2005, the net loss was $8,862 ($0.0001 per share). The loss per share was based on a weighted average of 32,601,875 common shares outstanding. For the same period in 2004 the comparative numbers were a net loss of $6,405 and a loss per share of $0.0001 based on a weighted average of 10,591,250 common shares outstanding. For the period from inception on July 15, 2002 through June 30, 2005, the cumulative net loss was $837,147.

For the current quarter and the balance of the fiscal year from July 01 to December 31, 2005 we plan on deciding whether to continue to hold our optioned mineral property, to participate in the drilling of the first three wells on our new acquisitions and continue to seek additional acquisitions.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended June 30, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Paradigm had 35,366,875 shares of common stock issued and outstanding as of June 30, 2005. Of these shares, 7,500,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2005 was $935,399 as a result of proceeds received from sales of our common stock. During the period July 15, 2002 to June 30, 2005, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition & Exploration Costs	$90,544
Land Acquisition Costs for Petroleum Projects	509,144
Professional & Consulting Fees	229,906
Compensation	18,000
Office Expenses	34,902
Rent	1,887
Other Costs	30,063
Total Use of Proceeds to June 30, 2005	$914,496

Common Stock

During the six month period ended June 30, 2005, the Company offered for sale up to 6,000,000 shares at of its $.001 par value common stock at a price of $0.15 per share and sold a total of 5,530,000 shares. On February 28, 2005, the Company had sold and issued 5,530,000 shares for net proceeds of $829,500. The offering was made pursuant to an exemption contained in Rule 903 of Regulation S and which closed on January 31, 2005. As of June 30, 2005, there were 35,366,875 shares issued and outstanding and as of August 12, there were 35,366,875 shares outstanding.

Options

No options were granted during the six month period ending June 30, 2005

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2005 and subsequently:

•
July 08, 2005 – Completion of Acquisition or Disposition of Assets – Todd Creek Property - On June 18, 2005, the Corporation received a net payment of CA $117,442.50 from Win Energy Corporation for the sale of 50% of Paradigm’s 10% interest in the Todd Creek Oil and Gas Property to Win, the original vendor. Paradigm now holds a 5% interest in the Todd Creek 13-28 well. Changes in Registrant’s Certifying Accountant – Cordovano & Honeck, LLP, Paradigm’s independent certifying accountant resigned as auditor for the Corporation’s financial statements effective June 27, 2005. Cordovano & Honeck are not active in audits of the petroleum industry and advised the Corporation that they would not be able to stand for re-election at the annual meeting of the shareholders to be held on July 18, 2005. Their resignation was accepted by the Audit Committee and the Board of Directors. During the subsequent period of January 01 to June 27, 2005, there were no reportable events that would have in any way qualified or modified the opinion of Cordovano & Honeck as to uncertainty nor the accounting principles of previously issued statements. Effective June 27, 2005, based on the recommendation of the Audit Committee and as approved by the Board of Directors of the Corporation, Telford Sadovnick, P.L.L.C., of Bellingham, Washington has been appointed to act as the Corporation’s independent accountants and auditors for the fiscal year ended December 31, 2005. The financial statements for the quarter ended March 31, 2005 were reviewed by the Corporation’s new independent accountant. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – On June 20, 2005, the Board of Directors reluctantly accepted the resignation of Shiraz Dhanani as a director of Paradigm Oil And Gas, Inc. Mr. Dhanani has accepted a position with another firm which will involve much travel to foreign countries and consume most of his time leaving inadequate time to devote to Paradigm’s affairs and operations. However, Mr. Dhanani will be available as an advisor to Paradigm and its management team going forward by acting as a consultant at a future date once the Corporation becomes active in the North Sea. Other Events – Todd Creek Property - On June 27, 2005, Paradigm announced that drilling of the Todd Creek Well located at 13- 28-9-2W5 in southern Alberta had been moved into the final completion stage which may take up to 50 days to complete. The operators have placed the well on "tight hole" status and further news will be released upon completion of testing.

•
July 20, 2005 - Other Events – Annual and Special General Meeting –On July 18, 2005, Paradigm Oil And Gas, Inc. held an Annual and Special General Meeting to, among other things, elect directors, appoint certifying independent accountants and to change to Corporation’s bylaws. On June 08, 2005, the record date for the Meeting, the Corporation had 36,366,880 shares of Common Stock outstanding. Attendance consisted of 22,964,133 shares which were represented by proxy votes or shareholders who attended in person. The number of directors was fixed at two. As a result of the resignation of Mr. Shiraz Dhanani on June 20, 2005 following the mailing of the Information Circular and Proxy Statement, only Mr. Robert L. Pek stood for election and was elected a director. The Meeting approved the ratification of Telford Sadovnick P.L.L.C. as independent auditors of the Corporation for the current financial year ending December 31, 2005. A special resolution was presented to the Meeting to approve an amendment to the Corporation’s Bylaws by changing the first sentence of Bylaw 1.05, Quorum and Adjourned Meetings, from “A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders” to “10% of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders”. The motion was passed by a majority of votes.

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paradigm Oil And Gas, Inc.
(Registrant)

By:	/s/ Robert L. Pek

Robert L. Pek, President, Secretary, Treasurer (Principal Executive Officer,
Chief Executive Officer, Principal Financial Officer and
Chief Financial Officer) and Member of the Board of
Directors

Date:	August 15, 2005