Form 10QSB
period 2005-09-30
Paradigm Oil & Gas, Inc.
filed 2005-11-21
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

Check by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 35,366,875 common shares, $0.001 par value, issued and outstanding as of August 12, 2005

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

	September 30,	December 31,
	2005	2004
		(Audited)
Assets
Cash	$113,448	$7,194

Liabilities and Shareholders’ Equity (Deficit)
Liabilities:
Accrued liabilities	$1,381	$3,000
Indebtedness to a related party	—	50,000
Total current liabilities	1,381	53,000

Shareholders’ equity (deficit) (Note 5):
Common stock, $.001 par value; 300,000,000 shares authorized,
35,366,875 shares issued and outstanding (2004 - 29,836,875)	35,367	29,837
Additional paid-in capital	950,032	126,062
Accumulated deficit	(880,634)	(204,870)
Cumulative translation adjustment	7,302	3,165
Total shareholders’ equity	112,067	(45,806)
	$113,448	$7,194

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					July 15, 2002
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$—	$300	$—	$900	$2,950
Rent, related party (Note 2)	1,050	—	3,150	—	3,150
Rent	1,999	—	1,999	—	1,999
Contributed administrative support (Note 2)		50	—	150	550
Stock-based compensation:
Legal fees	—	—	—	—	46,500
Mineral interest acquisition costs (Note 3)	—	—	—	13,763	53,180
Mineral interest exploration costs (Note 3)	—	—	8,073	—	38,442
Oil and gas interest acquisition costs (Note 4)	—	—	456,014	—	456,014
Oil and gas interest exploration costs (Note 4)	—	—	52,102	—	52,102
Professional and consulting fees	19,129	6,107	193,210	10,486	231,027
Compensation	8,025	—	31,400	—	38,700
Office	11,210	1,200	34,565	10,992	52,178
Other	4,362	264	22,600	2,606	31,191
Total expenses	45,775	7,921	803,113	38,897	1,007,983
Loss before other items	(45,775)	(7,921)	(803,113)	(38,897)	(1,007,983)
Gain on disposal of mineral property	—	—	127,349	—	127,349
Net Income (loss)	$(45,775)	$(7,921)	$(675,764)	$(38,897)	$(880,634)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Basic and diluted weighted average
common shares outstanding	35,366,875	10,591,250	34,445,208	10,510,139

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Equity (Deficit)
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at January 1, 2005	29,836,875	$29,837	$126,062	$(204,870)	$3,165	$(45,806)

January and February 2005
Sale of common stock at $0.15 per share	5,530,000	5,530	823,970	—	—	829,500
Comprehensive loss:
Net loss, nine months ended September 30, 2005	—	—	—	(675,764)	—	(675,764)
Cumulative translation adjustment	—	—	—	—	4,137	4,137
Comprehensive loss	—	—	—	—	—	(671,627)
Balance at September 30, 2005	35,366,875	$35,367	$950,032	$(880,634)	$7,302	$112,067

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

					July 15, 2002
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
Net cash from (used in)
operating activities	$(45,607)	$(4,687)	$(805,233)	$(37,598)	$(957,103)

Cash flows from financing activities:
Proceeds from officer advance	—	—	—	5,000	5,000
Repayment of officer advance	—	—	—	(5,000)	(5,000)
Proceeds from shareholder loan	—	—	—	—	50,000
Repayment of shareholder loan	—	—	(50,000)	—	(50,000)
Proceeds from the sale of common stock	—	—	829,500	78,250	938,750
Payments for offering costs	—	—	—	(3,351)	(3,351)
Net cash provided by
financing activities	—	—	779,500	74,899	935,399

Cash flows from investing activities
Gain on disposal of mineral property	—	—	127,349	—	127,349
Net cash provided by
investing activities	—	—	127,349	—	127,349

Effect of exchange rate changes on cash	4,811	1,343	4,638	447	7,803

Net change in cash	(40,796)	(3,344)	106,254	37,748	113,448

Cash, beginning of period	154,244	41,921	7,194	829	—

Cash, end of period	$113,448	$38,577	$113,448	$38,577	$113,448

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—	$—	$—
Interest	$—	$—	$—	$—	$—

See accompanying notes to condensed financial statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended December 31, 2004 as filed in its Form 10-KSB and should be read in conjunction with those financial statements and the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7.

These financial statements have been prepared on a going concern basis, which contemplates that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business.

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

The Company entered into a management services agreement with the President of the Company as set out in Note 6 herewith.

NOTE 3: MINERAL INTERESTS

Option Agreement
On October 30, 2002, the Company entered into an Option Agreement to acquire 100 percent of a mineral claim located in Lillooet Mining Division, British Columbia, Canada.

As of September 30, 2005, the Company had made option payments totaling $53,180 and exploration expenditure totaling $38,442. The Company decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company’s intention to terminate the option and was confirmed by the optionor, without protest, on August 29, 2005.

NOTE 4: OIL AND GAS INTERESTS

Participation Proposal Agreements
On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation (“Win”), an unrelated Calgary, Alberta based private corporation. The Company acquired an interest in two exploration projects in Alberta, Canada for the total payments of $506,014.

Hillsprings Property
During January 2005, the Company paid Win $207,383 to acquire a 5% interest in the Hillsprings Property (10-34-5-29W4) located in Alberta, Canada. The Company held an option to acquire an additional 5% interest by paying an additional $207,383 to Win, the option expired on July 1, 2005 unexercised. The Hillsprings Property currently has no proven reserves.

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

NOTE 5: INCOME TAXES

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

Farm-Out

An agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion hereof to another party who desires to drill on the leased acreage. Generally, he assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm- in" and the assignor issues a "farm-out."

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

Foreign Currency and Exchange Rates

Dollar costs of Paradigm’s property acquisitions and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.20 or CA $1.00 being approximately equal to US $0.83 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING SEPTEMBER 30, 2005 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002 and established a year end of December 31. On February 7, 2005 the Company amended its Articles of Incorporation through the implementation of a 1.5:1 forward split of the Company’s common stock and a name change from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. based on a resolution of the Directors dated January 17, 2005 and a consent resolution of the shareholders dated January 17, 2005 signed by the holders of greater than 51% of the issued and outstanding shares of the Company. From July, 2002 to December, 2004, we were in the business of the exploration and development of a mineral property of approximately 1,236 acres in size in southwestern, British Columbia. Our property is without known reserves and our program is exploratory in nature. As of September 30, 2005, the Company had made option payments totalling $53,180 and exploration expenditure totalling $38,442. The Company decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company’s intention to terminate the option which was confirmed by the optionor, without protest, on August 29, 2005. We have not spent anything on research and development activities.

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation, an arms length Calgary, Alberta based private corporation and on January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, we finalized the two agreements whereby we have acquired an interest in two exploratory oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. Paradigm paid $207,383 to Win to acquire a 10% working interest in the Hillsprings Property (10-34-5-29W4) and paid $298,631 to Win to acquire a 10% working interest in the Todd Creek Property; On June 18, 2005, the Company received a payment of $147,258 from Win for the sale of 50% of the Company’s 10% interest in the Todd Creek Property and currently holds a 5% interest in the project. The Todd Creek well has been drilled and completed and is in the testing stage. The operators have the well on "tight hole" status. Further news will be released upon the tight hole status being removed by the operator.

On February 15, 2005, Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 W5M, SE Section 36, and a similar interest in an additional option well at Township 91, Range 12 W5M, NW Section 29 in the Sawn Lake, Alberta, oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm in on the lands held by Deep Well Oil and Gas, Inc. in the Sawn Lake project in which 1132559 Alberta Ltd. has an interest. The final terms of the option for the additional DSUs are yet to be agreed upon by the parties. Paradigm will earn 100% of the farmor’s interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor’s interest (an undivided 5% interest) after payout (APO). Paradigm will have then earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit. In order to earn its interest in the initial test well, total costs of the test well, estimated to be $173,200, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Total costs, estimated to be $173,200, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. None of the wells on our optioned lands has been drilled to date and we have not yet received confirmation from the operator as to the planned date of commencement of drilling.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

PETROLEUM EXPLORATION

On December 06, 2004, we entered into two participation proposal agreements with Win Energy Corporation.

HILLSPRINGS PROPERTY

Paradigm paid $207,383 to Win to acquire a 10% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34, Section 29 W4), Alberta, Canada. Drilling and completion results have not been released by the operator as of the date of this report.

TODD CREEK PROPERTY

Paradigm has paid a net amount of $151,373 to Win to acquire a 5% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada on which one well has been drilled. Win Energy continues to drill and complete other wells on adjacent acreage. Until they have completed their drilling and testing the results on the Hillsprings well will remain on a ‘tight hole’ status; we will update information as it is received and release for publication

SAWN LAKE PROJECT

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

In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $216,489, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm. Total costs, estimated to be $173,200, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Payment of the full AFE amount is due upon invoicing of Paradigm by the operator (1132559 Alberta Ltd.) for each of the test and option wells. We have not as of the date of this report received an AFE and no wells have as yet been drilled on the subject lands. We are currently awaiting completion of regulatory filings and their approvals. Until a drilling certificate is issued by the Alberta government we will not be in a position to commence operations at Sawn Lake.

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

As a result of the Board of Directors mandate to continue in the petroleum exploration industry, Paradigm decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company’s intention to terminate the option which was confirmed by the optionor, without protest, on August 29, 2005.

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

HILLSPRINGS

On December 06, 2004, we entered into a participation proposal with Win Energy Corporation whereby we could acquire an interest in the Hillsprings exploratory oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. On January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, Paradigm concluded final payments and finalized the agreements. We have, therefore, acquired a 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M.

The operator, Talisman Energy, which drilled the well, has drilled several successful wells in the vicinity. Based on production rates from adjacent producing wells, it is expected that the proposed well could exceed 600 barrels of oil equivalent per day. We will release additional technical information and results as they become available. Currently, the well is on a ‘tight hole’ status as other wells in the immediate vicinity are being drilled and completed.

TODD

On December 06, 2004, we entered into a second participation proposal with Win Energy whereby we could acquire an interest in the Todd exploratory oil and gas drilling project also about 100 miles south of Calgary in the foothills of the Rocky Mountains for the payment of a total of $298,631 including drilling costs. On January 25, 2005, we concluded final payments and finalized the agreements whereby we acquired a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5 and an option to December 31, 2006 to earn a 7.5% interest in an additional seven sections 4480 acres) in the surrounding area by contributing 10% of the drilling costs. Contributions to each well drilled will earn an interest in two sections. On June 18, 2005, the Corporation received a net payment of CA $117,442.50 from Win Energy Corporation for the sale of 50% of Paradigm’s 10% interest in the Todd Creek Oil and Gas Property to Win, the original vendor. Paradigm now holds a 5% interest in the Todd Creek 13-28 well.

On June 27, 2005, we announced that drilling of the Todd Creek Well had been moved into the final completion stage which may take up to 50 days to complete. The operators have placed the well on "tight hole" status and further news will be released upon completion of testing. As of the date of this report, that status continues; we will release further information as it comes available. “Tight hole” is a petroleum industry term used colloquially in which the performance data of a well is closely guarded. During this period, all information about the well – depth, formations, drilling rates, logs and other pertinent data – is not shared or made public. Following the evaluation of the 13-28 well, additional drilling is anticipated during the last quarter of the year on company lands.

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

SAWN LAKE

On February 18, 2005, we announced that we have farmed into a 10% interest in a major heavy oil exploratory project located the Sawn Lake area of the Peace River region of Alberta in a project owned by 1132559 Alta. Ltd. The general terms of the farm-in agreement is that Paradigm will pay 10% to earn the full 10% interest until payout, and will retain 5% interest after payout. Paradigm's participation in any subsequent wells in that Drilling Spacing Unit (DSU) will be at 5% to earn an equal 5% interest. The first well will be drilled on DSU located at Township 91, Range 13 W5M, SE Section 36. Paradigm has also negotiated participation in another well in Township 91, Range 12 W5M, NW Section 29 under the same terms. Furthermore, Paradigm will have the option to participate in all future 1132559 Alta. Ltd.'s interests in Sawn Lake wells under terms to be negotiated.

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

Our Proposed Petroleum Exploration Program – Plan of Operation – Petroleum Properties

Hillsprings

The operator, Talisman Energy, which is expected to drill a well later this year, has drilled several successful wells in the vicinity, and it is expected that the proposed well could exceed 600 barrels of oil equivalent per day. Currently, the well is on a ‘tight hole’ status as other wells in the immediate vicinity are being drilled and completed. We will release additional technical information, drilling schedules and results as they become available.

Todd

As noted above, the Todd Creek Well has been moved into the final completion stage which will take until late August to complete. The operators have placed the well on "tight hole" status and further news will be released upon completion of testing. As of the date of this report, that status continues; we will release further information as it comes available.

Sawn Lake

The initial development step is scheduled to commence during the last quarter of 2005. The early focus of the drilling program is to define the heavy oil reservoir one section at a time and attempt to initiate production from each drilled location as soon as practicable in order to generate an early positive cash flow. We have not as of the date of this report received an AFE and no wells have as yet been drilled on the subject lands. We are currently awaiting completion of regulatory filings and their approvals. Until a drilling certificate is issued by the Alberta government we will not be in a position to commence operations at Sawn Lake.

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

Oil and Gas Employees

At present, we have no employees, other than Mr. Wiktor Musial, our Chief Executive Officer Mr. Musial currently provides professional management services with respect to the financial planning and corporate affairs management of the Corporation in consideration of the sum of $2,500 per month on a month to month basis. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Mr. Wiktor Musial, our Chief Executive Officer brings 26 years of experience and contacts to the company. Mr. Musial is Senior Technician of Hydrocarbon and Energy with Emerson Process Management of Calgary, Alberta.

Mr. Robert L. Pek, our former Chief executive Officer resigned as Director and Officer of the Company effective September 30, 2005 as the result of other outside business commitments. His management services agreement was terminated mutually by he and Paradigm on that same date.

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

As a result of the Board of Directors intent to focus corporate development in the petroleum exploration industry, Paradigm decided to abandon its interest in this mineral property and on August 26, 2005 notified Tomkies of the Company’s intention to terminate the option which was confirmed by the optionor, without protest, on August 29, 2005.

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

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At September 30, 2005, we had working capital of $112,067. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

We intend to increase our development and, to a lesser extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of many factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

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

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the nine month periods ended September 30, 2005, September 30, 2004 and inception on July 15, 2002 to September 30, 2005 are presented in the following discussion.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2005 was $935,399 as a result of proceeds received from sales of our common stock. In February, 2005 we issued 5,530,000 shares of our $0.001 par value common stock at a price of $0.15 per share based on an offering memorandum issued on November 01, 2004 for the sale of up to 6,000,000 shares of common stock. As of January 31, 2005 and September 30, 2005, we had sold 5,530,000 shares for gross proceeds of $829,500. The offering was made pursuant to Rule 903 of Regulation S of the Securities and Exchange Act of 1934. Sales were closed on January 31, 2005.

REVENUE: Paradigm did not generate any revenues from operations for the quarter ended September 30, 2005 nor for the period July 15, 2002 (inception) through September 30, 2005.

EXPENSES: During the quarter ended September 30, 2005, Paradigm incurred operating expenses of $45,775, versus $7,921 for the same period in 2004. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $803,113 and $38,987. For the period inception to September 30, 2005 the comparative number was $1,007,983. Costs rose in the current year as a result of the acquisition of the Corporation’s interests in two oil and gas drilling projects in Alberta, Canada. The overall costs can be subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm has not incurred any expenses for research and development during the quarter ended September 30, 2005 or for the nine month period with the same end and none have been incurred since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $0 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended September 30, 2005 versus $350 for the same period in 2004. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $0 and $1,050. For the period July 15, 2002 (inception) through September 30, 2005, a total of $3,500 has been recorded. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. This category of expenses has run reasonably consistent from quarter to quarter but will decline to zero in future periods as we are being charged market rates for office space and administrative support.

RENT: The Corporation incurred $3,049 in rental expenses for its offices in Calgary, Alberta and Richmond, B.C. for the quarter ended September 30, 2005 versus $0 for the same period in 2004. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $5,149 and $0. For the period July 15, 2002 (inception) through September 30, 2005, a total of $5,149 has been recorded. This category of expenses will run reasonably consistent from quarter to quarter.

MINERAL INTEREST ACQUISITION COSTS: No mineral acquisition costs were incurred during the quarter ended September 30, 2005; no such costs were incurred in the same period in 2004 as part of the Golden Mineral Claims. For the period July 15, 2002 (inception) through September 30, 2005, $53,180 has been incurred in acquiring and exploring our optioned claim and seeking additional properties of merit as well as initial expenses for phase I of the program for the Golden claim.

PETROLEUM INTEREST ACQUISITION COSTS: $0 in petroleum interest acquisition costs were incurred during the quarter ended September 30, 2005; $0 was incurred in the same period in 2004. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $508,116 and $0. For the period July 15, 2002 (inception) through September 30, 2005, $508,116 has been incurred in acquiring interests in three exploratory petroleum exploration projects.

PROFESSIONAL AND CONSULTING FEES: Paradigm incurred $19,129 in professional fees for the quarter ended September 30, 2005 versus $6,107 in the same quarter of the previous fiscal year. During the current year costs were higher as we were engaged in the acquisition of three exploratory oil and gas properties. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $193,210 and $10,486. Since inception, we have incurred $231,027 in professional fees which have historically been mainly spent on legal and accounting matters and more recently in the engagement of consulting services for our acquisitions.

COMPENSATION: $8,025 in compensation costs were incurred for the quarter ended on September 30, 2005 and a total of $0 was incurred in the corresponding quarter in 2004. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $31,400 and $0. From inception to September 30, 2005 a total of $38,700 has been charged to the compensation account.

STOCK BASED COMPENSATION: No such costs were incurred for the current quarter under review nor for the same period in 2004. $46,500 in stock based compensation costs were incurred for the year ended December 31, 2004. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $0 and $0. For the period July 15, 2002 (inception) through September 31, 2005, $46,500 was recorded in stock based compensation.

OFFICE EXPENSES: We incurred $11,210 in office expenses during the quarter ended September 30, 2005 as compared to $1,200 for the similar period in 2004. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $34,565 and $10,992. Costs were higher this year as we became fully operational during the current period and commenced our business plan to move into the petroleum industry. For the period July 15, 2002 (inception) through September 30, 2005 a total of $52,178 has been spent on office expenses.

OTHER COSTS: $4,362 in other costs were incurred in the quarter ended September 30, 2005 as compared to $264 in the similar period in 2004. For the nine month period ended September 30, 2005 versus September 30, 2004 the comparative numbers were $22,600 and $2,606. Costs have increased in the most recent nine months as Paradigm has become fully operational, is actively engaged in the expansion of its asset base and is seeking additional possible acquisitions. For the period July 15, 2002 (inception) through September 30, 2005, Paradigm has spent a total of $31,191 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine months ended September 30, 2005, $779,500 in net cash was provided by financing activities while $805,233 in net cash was used for operating expenses. For the same period in 2004, $74,899 in net cash was provided by financing activities and $37,598 was used in operations. For the period from Inception on July 15, 2002 to September 30, 2005, $935,399 in net cash has been provided by financing activities and $957,103 has been used in operations.

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

At the end of the quarter under review, September 30, 2005, Paradigm had 35,366,875 common shares issued and outstanding.

Paradigm continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Paradigm has one employee, Mr. Wiktor Musial who provides certain management services with respect to the financial planning and corporate affairs management and otherwise engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants on a month to month basis for a fee of $2,500 per month.

EXPLORATION ACTIVITY – PHASE I – GOLDEN MINERAL CLAIM: No exploration activities took place on our optioned mineral claim during the most recent quarter.

OIL AND GAS LAND INTEREST ACQUISITIONS: On December 06, 2004, we entered into two participation proposals with Win Energy Corporation and on January 25, 2005 we finalized the two agreements whereby we have acquired an interest in two oil and gas exploration drilling projects in Alberta, Canada for the payment of a net total of $358,756. Paradigm has paid $207,383 to Win to acquire a 5% working interest in the Hillsprings Property (10-34-5-29W4) and paid $151,373 to Win to acquire a 5% working interest in the Todd Creek Property. The operators have placed our wells on "tight hole" status and further news will be released upon completion of testing. As of the date of this report, that status continues; we will release further information as it comes available.

On February 15, 2005, Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 W5M, SE Section 36, and a similar interest in an additional option well at Township 91, Range 12 W5M, NW Section 29 in the Sawn Lake, Alberta, oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm in on the lands held by Deep Well Oil and Gas, Inc., the operator, in the Sawn Lake project in which 1132559 Alberta Ltd has an interest. In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $173,200, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Total costs, estimated to be CA $173,200, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. We have not as of the date of this report received an AFE and no wells have as yet been drilled on the subject lands. We are currently awaiting completion of regulatory filings and their approvals. Until a drilling certificate is issued by the Alberta government we will not be in a [position to commence operations at Sawn Lake.

Liquidity and Capital Resources

As of end of the third quarter on September 30, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2005 was $935,399 as a result of proceeds received from sales of our common stock.

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

As of September 30, 2005, our total assets which consist entirely of cash amounted to $113,448, and our total liabilities were $1,381. Working capital stood at $112,067.

For the quarter ended September 30, 2005, the net loss was $45,775 ($0.0013 per share). The loss per share was based on a weighted average of 35,366,875 common shares outstanding. For the same period in 2004 the comparative numbers were a net loss of $7,921 and a loss per share of $0.0001 based on a weighted average of 10,591,250 common shares outstanding. For the period from inception on July 15, 2002 through September 30, 2005, the cumulative net loss was $880,634.

For the current quarter and the balance of the fiscal year from October 01 to December 31, 2005 we plan on determining the results of drilling and completion for the first wells on our new acquisitions and will continue to seek additional acquisitions.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended September 30, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Paradigm had 35,366,875 shares of common stock issued and outstanding as of September 30, 2005. Of these shares, 7,500,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

The issuances discussed under this section are exempted from registration under Rule 504 of Regulation D or Rule 903 of Regulation S or Section 4 (2) of the Securities Act, as provided. All purchasers of Paradigm’s securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Defaults Upon Senior Securities

The have been no defaults upon Paradigm’s senior or other securities in the preceeding quarter.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2005 was $935,399 as a result of proceeds received from sales of our common stock. During the period July 15, 2002 to September 30, 2005, the following table indicates how the use of those proceeds have been spent to date:

Mineral Interest Acquisition & Exploration Costs	$91,622
Acquisition & Drilling Costs for Petroleum Projects	508,116
Professional & Consulting Fees	231,027
Compensation	38,700
Office Expenses	52,178
Rent	5,149
Other Costs	8,607
Total Use of Proceeds to September 30, 2005	$935,399

Common Stock

During the nine month period ended September 30, 2005, the Company offered for sale up to 6,000,000 shares at of its $.001 par value common stock at a price of $0.15 per share and sold a total of 5,530,000 shares. On January 31, 2005, the Company had sold and issued 5,530,000 shares for net proceeds of $829,500. The offering was made pursuant to an exemption contained in Rule 903 of Regulation S and which closed on January 31, 2005. As of September 30, 2005, there were 35,366,875 shares issued and outstanding and as of November 14, there were 35,366,875 shares outstanding.

Options

No options were granted during the nine month period ending September 30, 2005

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2005:

November 19, 2005 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – On September 30, 2005, the Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee approved the appointment of Mr. Wiktor Musial as a director of the Corporation and as the Corporation’s President, Secretary, Treasurer and Chief Executive Officer. On September 30, 2005, Mr. Robert L. Pek resigned as President, Secretary, Treasurer and Chief Executive Officer and as a director of the Corporation.

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

Paradigm Oil And Gas, Inc.
(Registrant)

By: /s/ “Wiktor Musial”

Wiktor Musial, President, Secretary, Treasurer (Principal Executive Officer,
Chief Executive Officer, Principal Financial Officer and
Chief Financial Officer) and Member of the Board of
Directors

Date: November 21, 2005