Form 10KSB
period 2005-12-31
Paradigm Oil & Gas, Inc.
filed 2006-05-24
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2005

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to _______

Commission file number: 333-103780

PARADIGM OIL AND GAS, INC.
(Exact name of small business issuer in its charter)

Nevada	33-1037546
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

734 - 7th Avenue S.W., Suite 460,	T2P 3P8
Calgary, Alberta, Canada
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (403) 262-4716

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [           ]

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [           ] No [ x ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes [           ] No [ x ]

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 35,366,875 common shares at $0.0775 (1) = $2,740,933. (1) last traded/closing price for the common equity at the closing of the market on December 30, 2005.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 35,366,875 common shares issued and outstanding as of March 20, 2006

DOCUMENTS INCORPORATED BY REFERENCE

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

Dry Hole or Dry	A well found to be incapable of producing hydrocarbons in sufficient quantities such

Well	that proceeds from the sale of such production exceed production expenses and taxes.

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

From July, 2002 to December, 2004, we were in the business of the exploration and development of a mineral property of approximately 1,236 acres in size in south-western, British Columbia. The property was without known reserves and our program was exploratory in nature. As of September 30, 2005, the Company had made option payments totalling $3,180 and exploration expenditure totalling $38,442. Following the receipt of an engineering report discussing the first phase of the planned three-phase exploration program which recommended moving forward with phase II at a cost of $200,000, the Board of Directors decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company’s intention to terminate the option which was confirmed by the optionor, without protest, on August 29, 2005. We have not spent anything on research and development activities.

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation, an arms length Calgary, Alberta based private corporation and on January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, we finalized the two agreements whereby we have acquired an interest in two exploratory oil and gas drilling projects in Alberta, Canada for the payment of a total of $358,756 (which includes the return on the sale of 50% of our interest back to Win). Paradigm paid $207,383 to Win to acquire a 10% working interest in the Hillsprings Property (10-34-5-29W4) and paid $298,631 to Win to acquire a 10% working interest in the Todd Creek Property; On June 18, 2005, the Company received a payment of $147,258 from Win for the sale of 50% of the Company’s 10% interest in the Todd Creek Property and currently holds a 5% interest in the project. The Todd Creek well has been drilled and completed and remains in the testing stage. The operators have the well on "tight hole" status. Further news will be released upon the tight hole status being removed by the operator which will not likely occur until the entire field has been completed.

On February 15, 2005, Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 W5M, SE Section 36, and a similar interest in an additional option well at Township 91, Range 12 W5M, NW Section 29 in the Sawn Lake, Alberta, oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm in on the lands held by Deep Well Oil and Gas, Inc. in the Sawn Lake project in which 1132559 Alberta Ltd. has an interest. The final terms of the option for the additional DSUs are yet to be agreed upon by the parties. Paradigm will earn 100% of the farmor’s interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor’s interest (an undivided 5% interest) after payout (APO). Paradigm will have then earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit. In order to earn its interest in the initial test well, total costs of the test well, estimated to be $173,200, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Total costs, estimated to be $173,200, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Subsequent to year end, the Corporation received an AFE for the expenditure required to place a separator in the well to separate the gas and the petroleum fluids being produced by the completed well. It will take some months to gain any results from the separator operation.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated as Paradigm Enterprises, Inc. in the State of Nevada on July 15, 2002 and established a fiscal year end of December 31. On February 07, 2005, our name was changed to Paradigm Oil And Gas, Inc. and a forward split of the common stock was effected on a one and one-half new shares for one old share basis (1:1.5) . We are a start-up, exploration stage company engaged in the search for oil and gas deposits; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at Number 983, 105 -150 Crowfoot Crescent, Calgary, Alberta Canada T3G 3T2. The telephone number of our office is (403) 816-6745.

Our office facilities are currently provided to us by Wiktor Musial, our director and President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Paradigm at cost on a quarterly basis.

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

His report on the first phase of the exploration program was received and reviewed during the mid portion of 2005. The report recommended that based upon the relative success of the evaluation of the work program that additional claims be acquired adjacent to the existing claims and that further work be carried out on the claims in 2006. The anticipated cost of the 2006 program would be approximately $200,000.

As a result of the Board of Directors mandate to continue in the petroleum exploration industry, Paradigm decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company’s intention to terminate the option which was confirmed by the optionor, without protest, on August 29, 2005.

PETROLEUM EXPLORATION

On December 06, 2004, we entered into two participation proposal agreements with Win Energy Corporation, an arms-length Calgary, Alberta based private corporation whereby the Corporation could acquire an interest in two oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014 (subsequently reduced to $358,756 with the sale of half of the interest back to Win in June, 2005). On January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, the Corporation concluded final payments and finalized the agreements.

HILLSPRINGS PROPERTY

Paradigm paid $207,383 to Win to acquire a 5% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34, Section 29 W4), Alberta, Canada;

TODD CREEK PROPERTY

Paradigm paid $298,631 to Win to acquire a 10% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada. In June, 2005, we sold 50% of our interest back to Win for net proceeds of $127,348; as of the date of this report, Paradigm holds a 5% in the Todd Creek property and has paid a net cost of $127,348 to acquire its interest.

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

In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $216,489, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm. Total costs, estimated to be CA $216,489, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Payment of the full AFE amount is due upon invoicing of Paradigm by the operator (1132559 Alberta Ltd.) for each of the test and option wells. Paradigm is now a full participant in the well which is currently under testing and has commenced negotiations with the operator as to the availability of additional DSUs and other opportunities to participate in other wells to be drilled by the operator in the area.

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

HILLSPRINGS

On December 06, 2004, we entered into a participation proposal with Win Energy Corporation, an arms-length Calgary, Alberta based private corporation whereby we could acquire an interest in the Hillsprings oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 including drilling costs. On January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, Paradigm made the required payments and finalized the agreements. We have, therefore, acquired 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M.

The operator, Talisman Energy, has drilled several successful wells in the vicinity, and it is expected that the proposed well could exceed 600 barrels of oil equivalent per day. Drilling and completion results have not been released by the operator as of the date of this report. We will release additional technical information, drilling schedules and results as they become available.

TODD

On December 06, 2004, we entered into a second participation proposal with Win Energy whereby we could acquire an interest in the Todd oil and gas drilling project also about 100 miles south of Calgary in the foothills of the Rocky Mountains for the payment of a total of $298,631 including drilling costs. On January 25, 2005, based on the recommendation of the Board of Directors and the Board’s Nominating and Corporate Governance Committee, Paradigm concluded final payments and finalized the agreements to acquire a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5. Contributions to each well drilled will earn an interest in two sections of land. In June, 2005, we sold 50% of our interest back to Win for net proceeds of $127,348; as of the date of this report, Paradigm holds a 5% in the Todd Creek property and has paid a net cost of $127,348 to acquire its interest.

Win Energy continues to drill and complete other wells on adjacent acreage. Until they have completed their drilling and testing the results on the Todd Creek well will remain on a ‘tight hole’ status; we will update information as it is received and release for publication

A test well drilled in Section 16, Township 9, Range 2 W5 is included in the transaction, the results of which have not been released. Further details will be provided once the tight hole status has been lifted. The next proposed well will likely be drilled at location 13-28-9-2W5 with anticipated production from two reservoirs. Estimates indicate initial potential daily production could reach 400 barrels of oil equivalent per day. It is anticipated that it will require more than 20 such wells to fully exploit the reservoirs in the project area.

Producing wells in the area typically are of long life with minimal declines. The gas is sweet with minimal sulfur or CO2 and generally receives excellent prices. Existing wells on the Todd Creek prospect typically produce at depths between 1,600 and 1,900 meters.

The operator has obtained a license to build a gas plant in the project area, for up to 10,000 Mcf/day of gas which is anticipated to come on stream towards the end of 2006. This plant will be located close to the gas export line to the United States and will considerably facilitate access to this market.

Subsequent to year end, the Corporation received an AFE for the expenditure required to place a separator in the well to separate the gas and the petroleum fluids being produced by the completed well. It will take some months to gain definitive results from the separator operation.

SAWN LAKE

On February 18, 2005, based on a recommendation of the Board of Directors, Paradigm farmed into the 10% interest in a major heavy oil project located the Sawn Lake area of the Peace River region of Central Alberta in a project owned by 1132559 Alta. Ltd. and operated by Deep Well Oil & Gas Inc. The general terms of the farm-in agreement is that Paradigm will pay 10% to earn the full 10% interest until payout, and will retain 5% interest after payout. Paradigm's participation in any subsequent wells in that Drilling Spacing Unit (DSU) will be at 5% to earn an equal 5% interest. The first well will be drilled on DSU located at Township 91, Range 13 W5M, SE Section 36. Paradigm has also negotiated participation in another well in DSU Township 91, Range 12 W5M, NW Section 29 under the same terms. Furthermore, Paradigm will have the option to participate in all future 1132559 Alta. Ltd.'s interests in Sawn Lake wells under terms to be negotiated.

Paradigm is now a full participant in the well which is currently under testing and has commenced negotiations with the operator as to the availability of additional DSUs and other opportunities to participate in other wells to be drilled by the operator in the area.

The first test well was successfully drilled by Precision Drilling at Sawn Lake in the last quarter of 2005, has been completed and is currently under test. The well drilled at Sawn Lake in the Peace River area of North Western Alberta was drilled to a vertical depth of 752 meters followed by a horizontal leg of over 700 meters. It confirmed the pay zones as suggested in a published Ryder Scott engineering report and indicates a high concentration of solution gas present. The well has now been cased and the operator has commenced the testing phase but results of the testing are not expected until later in the second or even third quarter of 2006. The Sawn Lake project includes over 63 sections of land and is operated by Deep Well Oil & Gas Inc. who maintains an 80% operating interest in the project. An independent resource evaluation carried out by Ryder Scott Company estimates 820 million barrels of oil in place for the Sawn Lake Project. For reference, this report can be reviewed at the Deep Well Web site at www.deepwelloil.com.

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

Background: Heavy Oil

Alberta has huge deposits of oil sands that underlie 140,800 square kilometers (54,363 square miles) of the province. These deposits are separated into three regions: Peace River, Athabasca (Fort McMurray area), and Cold Lake (north of Lloydminster).

According to the Alberta Energy & Utilities Board statements in 2003, 829,000 barrels per day of bitumen production occurred in 2002. Of this total, over sixty percent was upgraded to produce 435,000 barrels per day of synthetic crude oil and distillates, and 305,000 barrels per day was sold as bitumen. Oil sands production currently represents 35% of Canada's total crude output. By 2006, marketable sales of synthetic crude oil and bitumen are expected to account for 50% of Canadian crude oil output and 10% of North America's output.

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

The initial development well was drilled during the last quarter of 2005 – status and is currently in the testing phase with test results not expected until late in the second or even third quarter of 2006. The early focus of the drilling program is to define the heavy oil reservoir one section at a time and attempt to initiate production from each drilled location as soon as practicable in order to generate an early positive cash flow.

Upon the successful testing of each drilled section, the operator will prepare and file applications with the Alberta Department of Energy for full-scale development. The section-by-section test period is to be followed by a comprehensive production-drilling program. Full production will be coordinated with the start-up of the field enhancement facility to minimize dependence upon trucking.

The most significant factor in the potential profitability of field enhancement will be the physical location of facilities. The Sawn Lake Heavy Oil Project is advantageously situated since the property is in very close proximity to both oil and gas pipelines. Furthermore, both of these existing pipelines have a significant excess capacity that may become available to the Company.

We do not claim to have any reserves whatsoever on our optioned / farm-in oil and gas properties at this time.

Oil and Gas Employees

At present, we have no employees, other than Mr. Musial, our officer and director. Mr. Musial provides management services for Paradigm on a month-to-month basis whereby he provides certain management services with respect to the financial planning and corporate affairs management of the Corporation in consideration of the sum of $2,500 per month based on ten working days per month. There is no formal agreement in place. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Mr. Wiktor Musial, our Chief Executive Officer brings 26 years of experience and contacts to the company. Mr. Musial is Senior Technician of Hydrocarbon and Energy with Emerson Process Management of Calgary, Alberta.

Mr. Robert L. Pek, our former Chief executive Officer resigned as Director and Officer of the Company effective September 30, 2005 as the result of other outside business commitments. His management services agreement and previously granted options were terminated mutually by he and Paradigm on that same date.

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

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year an annual general meeting was held on July 18, 2005 at which the following matters were submitted to a vote of security holders, all of which were passed:

a.	the election of directors to serve until the next Annual General Meeting of Shareholders or until their respective successors are elected or appointed;
b.	the ratification of the appointment of Telford Sadovnick, P.L.L.C., as independent auditors of the Corporation for the financial year ended December 31, 2005; and
c.

the approval of an amendment to the Corporation’s Bylaws by changing the first sentence of Bylaw 1.05, Quorum and Adjourned Meetings, from “A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders” to read “10% of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders”; and

In addition, on January 17, 2005, five shareholders representing in excess of 51% of the issued and outstanding shares signed a consent resolution of the shareholders approving a recommendation by Paradigm’s Board of Directors that the name of the Corporation be changed from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. and to effect a forward split of the authorized capital on a 1.5 to 1 (one and one-half new shares for each old share) basis. The Board also approved the recommendations and the changes became effective on February 7, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

The common shares of Paradigm Oil and Gas, Inc. are quoted on the NASD Over-The-Counter Bulletin Board under the symbol POGI. Shares of the corporation under its previous name became eligible for quotation on the OTC-BB on August 24, 2004 under the symbol PDME. On December 31, 2005, the last trade of the common shares took place at a price of $0.0775 per share. On February 07, 2005, the symbol changed to POGI coincident with the change in name to Paradigm Oil And Gas, Inc. and a forward split of 1 to 1.5. At the close of business on March 21, 2005, the bid price for the common shares was $0.58 while the asking price was $0.17. The most recent trading price was $0.17 at the close of business on March 22, 2006.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On March 22, 2006, the shareholders' list of our common shares showed 17 registered shareholders holding 12,865,382 shares and various broker-dealers holding 22,501,499 shares in an indeterminate number of names. There were 35,366,875 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there approximately 1,500 additional beneficial shareholders beyond the 17 registered shareholders as of March 22, 2006.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

On January 21, 2005, based upon a review by and recommendations of the Compensation Committee and the Nominating and Corporate Governance Committee, the Board of Directors established a stock option plan for officers, directors and employees of the Corporation to provide an incentive to the retention of directors, officers and employees as well as consultants the Corporation may wish to retain in the future. The 2005 Paradigm Oil And Gas, Inc. Stock Option Plan reserves the future issuance of up to 1,000,000 incentive stock options at prices to be determined by the Board of Directors and the Compensation and Nominating & Corporate Governance Committees.

During 2005, 250,000 stock options were issued to our former senior officer, Robert L. Pek, at a price of $0.50 per share. These options were cancelled on September 30, 2005 by mutual consent with none having being exercised. No other stock options have been issued and there are no outstanding stock options.

Recent Sales of Unregistered Securities

In connection with the early development of Paradigm, we issued a total of 35,366,875 shares of our common stock. We issued 5,000,000 shares to our founder and former president, Brian C. Doutaz under Section 4(2) of the Act in October, 2002 and we issued 5,200,000 shares to 11 individuals pursuant to Section 504D of the Securities Act of 1933, as amended in October, 2003. In addition, we issued 391,250 shares sold pursuant to a Regulation S-B registration statement to 56 individuals in March, 2004. On November 22, 2004 we issued 9,300,000 shares under an S-8 registration statement to two persons in the settlement of certain obligations of the Corporation. On February 02, 2005, the Board effected a forward 1 to 1.5 share forward split of our common stock. Finally, on February 28, 2005, we issued 5,530,000 shares pursuant to an offering under Rule 903 of Regulation S of the Act. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Paradigm. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Corporation had 35,366,875 shares of common stock issued and outstanding as of December 31, 2005. Of these shares, approximately 7,500,000 shares are held by an affiliate of the Corporation. A certain number of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Act.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING DECEMBER 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002. On February 07, 2005, our name was changed to Paradigm Oil And Gas, Inc. and a forward split of our common stock was effected on a 1 old to 1.5 new share basis. From the date of our incorporation until December 06, 2004, we were exclusively in the business of the exploration and development of mineral properties. Our optioned mining property consisted of one mineral claim covering an area of approximately 1,236 acres which was abandoned on August 26, 2005. To the date of this report, we have spent approximately $0 on research and development and have spent $30,369 on exploration of the claim. On December 06, 2004 and on February 18, 2005, we added to our business model by acquiring an option to participate in the drilling of a number of oil and gas wells in Alberta, Canada. As a result of the acquisition of these projects and the abandonment of our mineral property in 2005, Paradigm is now solely engaged in the business of the exploration, drilling and development of oil and gas properties

Results of Operations

Paradigm was incorporated on July 15, 2002. Comparative periods for the years ended December 31, 2005, December 31, 2004 and July 15, 2002 (Inception) through December 31, 2005 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition and three petroleum projects, for corporate expenses, expenses incurred in the phase I mineral exploration program, the costs of drilling three oil and gas wells and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2005 was $ 935,399 as a result of proceeds received from sales of our common stock, advances from officers (repaid), proceeds of a shareholder loan (repaid) payments for offering costs, less payments for offering costs and the proceeds from a note payable.

We have not generated any revenues from any of our operations for the year ended December 31, 2005 or for any prior period.

REVENUES

REVENUE: Gross revenue for the year ended December 31, 2005 remained at $0 compared to the year ended December 31, 2004 of $0. To date, we have not generated any revenues from our mineral exploration business (now abandoned and written off) nor from our petroleum exploration activities.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and farmin projects, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2005 was $837,834 based upon $829,000 in proceeds from the sale of common stock, less the repayment of a $50,000 shareholder loan plus $58,334 in proceeds from a note payable. During the similar period ended December 31, 2004, $124,899 was provided by financing activities. From inception on July 15, 2002 to December 31, 2005 $935,399 net cash was provided as a result of proceeds received from sales of our common stock and other noted items.

On February 28, 2005, we closed a private placement of 5,530,000 (post forward split shares) shares at a price of $0.15 per share for gross proceeds of $829,5000 under Rule 903 of Regulation S. The shares bear a legend restricting their sale or transfer.

No other shares or warrants or options were issued in the most recent fiscal year.

EXPENSES

SUMMARY – During the year ended December 31, 2005, Paradigm incurred operating expenses of $198,499 as compared to $166,029 for the similar period last year and a total of $403,319 for the period from inception on July 15, 2002 to December 31, 2005. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan and carrying out the first phase exploration program on its mineral property as well as seeking out projects of merit in the petroleum exploration field. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Paradigm did not incur any expenses for research and development either during the years ended December 31, 2005, December 31, 2004 or since inception on July 15, 2002.

CONTRIBUTED EXPENSES: $4,200 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended December 31, 2005 while $1,600 was incurred in the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2005, a total of $7,700 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. Through 2004 and the early months of 2005, contributed costs were incurred when a former director and officer performed work on behalf of the Corporation but did not invoice Paradigm for such costs and for rent which was provided by the former director; such costs were eliminated in early 2005 when, coincident with a change of directors, direct costs were charged to Paradigm under a management services agreement and rent was paid for the Corporation’s offices. This practice continues.

MINERAL INTEREST ACQUISITION COSTS: $0 in mineral acquisition costs were incurred for the year ended December 31, 2005 and $0 was incurred in the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2005, $3,180 was recorded in acquiring our optioned projects.

MINERAL INTEREST EXPLORATION COSTS: $0 in mineral acquisition costs were incurred for the year ended December 31, 2005 whereas $30,369 was incurred in the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2005, $30,369 was recorded in acquiring our optioned projects.

NATURAL GAS AND OIL EXPLORATION COSTS: Paradigm spent $8,074 in natural gas & oil exploration costs in the year ended December 31, 2005. $50,000 in such costs were incurred in the year ended December 31, 2004. During January 2005, the Company paid Win Energy Corporation $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (see also Note 6 (a) of the notes to the audited financial statements). The $50,000 deposit was paid through the advancement of the funds by a shareholder as the Company had no other funds at that time with which to acquire the interest in the Todd Creek Property. At December 31, 2004, with no funds available to complete the acquisition and with no apparent ability to derive a benefit from the acquisition, a decision was made the Company to write off the $50,000 advance. Although the amount should have been capitalized pursuant to FASB 19 it was written off as it appeared that there were no opportunities to raise the capital required to make the acquisition. Subsequent to year end, the Company was, in fact, able to complete a private placement of securities and was able to complete the acquisition of the Todd Creek interest. For the period July 15, 2002 (inception) through December 31, 2005, $58,074 was recorded in acquiring interests in three oil and gas projects.

PROFESSIONAL FEES: Paradigm incurred $213,043 in professional fees for the fiscal year ended on December 31, 2005 as compared to $13,594 for the previous fiscal year. Increased costs were incurred in the past year as the result of the formal commencement of our operational business plan, the phase I exploration work on our mineral claim and our entry into the petroleum exploration industry. From inception to December 31, 2005, we have incurred $250,860 in professional fees mainly spent on legal, administrative, engineering and accounting matters.

COMPENSATION: $31,400 in compensation costs were incurred for the fiscal year ended on December 31, 2005 and a total of $5,000 was incurred in the previous fiscal year which ended on December 31, 2004. From inception to December 31, 2005 a total of $38,700 has been charged to the compensation account.

STOCK BASED COMPENSATION: No in stock based compensation costs were incurred for the year ended December 31, 2005 while $46,500 in such costs were incurred in the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2005, $46,500 was recorded in stock based compensation.

OFFICE EXPENSES: $43,798 in office costs were incurred in the past year which ended on December 31, 2005. By comparison, $13,292 was incurred for previous fiscal year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2005 a total of $61,411 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

RENT: $1,999 in rental costs were incurred in fiscal year under review while $0 was incurred for the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2005, Paradigm has spent a total of $1,999 on rental expenses. Prior to mid 2005, rental expenses were contributed by an officer and director and were capitalized as recorded (see Contributed Expenses, above).

OTHER COSTS: $23,284 in other costs were incurred in fiscal year under review while $5,874 was incurred for the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2005, Paradigm has spent a total of $31,875 on other or miscellaneous expenses.

DISPOSAL OF NATURAL GAS AND OIL PROPERTY: $127,349 was gained on the sale of half of Paradigm’s interest in the Todd Creek project back to Win Energy in the fiscal year under review while $0 was incurred for such items for the year ended December 31, 2004. For the period July 15, 2002 (inception) through December 31, 2005, Paradigm gained a total of $127,349 on the sale or disposition of natural gas and oil projects or interests.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended December 31, 2005, $321,598 in net cash was used as compared to $164,629 having been used in the period ended December 31, 2004. A total of $522,968 in net cash has been used for the period from Inception on July 15, 2002 to December 31, 2005. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations and moving ahead with our business plan, completing the first phase work program on the mineral claims and our acquisition of three projects in the petroleum industry.

INTEREST INCOME / EXPENSES: Paradigm has neither received nor paid interest since its inception on July 15, 2002.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception. However, Paradigm has incurred operating losses and approximately $311,696, which, if unutilized, will expire through to 2025. Subject to certain restrictions, the Company has mineral interest and natural gas and oil expenditures of $41,623 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in the financial statements, and have been offset by a valuation allowance.

During the first quarter of the fiscal year under review, Paradigm issued 5,530,000 shares at a price of $0.15 per share under an Regulation S, Rule 903 exemption to eleven individuals when we closed a private placement for gross proceeds of $829,5000. The shares bear a legend restricting their sale or transfer.

At the end of the fiscal year under review, December 31, 2005, Paradigm had 35,366,875 common shares issued and outstanding (retroactively restated to reflect the impact of the forward stock split on February 07, 2005). As of the date of this report that number remains at 35,366,875 taking into account the forward split on February 07, 2005 and the issuance of 5,530,000 shares under the private placement noted above.

Paradigm continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Paradigm has one employee, Mr. Wiktor Musial whereby Mr Musial provides certain management services with respect to the financial planning and corporate affairs management and otherwise engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

MINERAL EXPLORATION RESULTS OF OPERATIONS: In July, 2004, we received a report from R.T. Heard outlining the results of the phase I exploration program which was carried out in late 2003. The program established a grid across the property and completed general prospecting and geological mapping of the claim. Rock and soil samples were taken with each of the samples subsequently sent to a lab to be analyzed for specific minerals and to have their geological characteristics identified and recorded. The entire property was also searched for outcroppings, trenches or areas that could indicate further exploration is warranted in a later phase. Mr. Heard concluded that additional claims should be staked in the surrounding area immediately adjacent to the claim and that we should proceed to phase II of the earlier recommended exploration program. However, in August, 2005 the Board of Directors elected not to attempt to raise the $200,000 required for the expansion of the claims and the completion of a second phase of work on the claims and abandoned our interest in the claims.

OIL AND GAS EXPLORATION RESULTS OF OPERATIONS:

Todd Creek

During the year, the Todd Creek well was drilled, cased and tested but results remain on a tight hole basis and Paradigm will be unable to provide results of the testing until the entire field has been tested out by the operator, Win Energy. Subsequent to year end, the Corporation received an AFE for the expenditure required to place a separator in the well to separate the gas and the petroleum fluids being produced by the completed well. It will take approximately two months to gain any results from the separator operation.

Sawn Lake

The first test well was successfully drilled by Precision Drilling at Sawn Lake in the last quarter of 2005, has been completed and is currently under test. The well drilled at Sawn Lake in the Peace River area of North Western Alberta was drilled to a vertical depth of 752 meters followed by a horizontal leg of over 700 meters. It confirmed the pay zones as suggested in a published Ryder Scott engineering report and indicates a high concentration of solution gas present. The well has now been cased and the operator has commenced the testing phase but results of the testing are not expected until later in the second or even third quarter of 2006.

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

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field; that project was abandoned in mid-2005 as a result of the high cost of moving forward. From December, 2004 we have been engaged principally in the exploration for and the drilling of oil and gas wells. While our new management, Wiktor Musial, has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas projects and/or reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At December 31, 2005, we had working capital surplus of $3,643. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We do not anticipate that we will be able to meet our cash requirements for the next 12 months without the securing of additional financing. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

We intend to increase our development and activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

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

Use of Proceeds

Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2005 was $935,399 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

Professional Fees	$250,860
Exploration Interest Acquisition Costs	3,180
Mineral Interest Exploration Costs	30,369
Natural Gas & Oil Acquisition Costs	466,168
Natural Gas & Oil Exploration Costs	58,074
Compensation Expenses	38,700
Office Expenses	61,411
Rent	1,999
Miscellaneous Expenses	24,638
Total Use of Proceeds to December 31, 2005	$935,399

Plan of Operation

During 2004 Paradigm became a reporting issuer under the Exchange Act and is subject the reporting requirements of the Exchange Act.

We believe we can satisfy our cash requirements through the fiscal year end of December 31, 2006, through completion of a new offering of our securities or from cash flows or from other loans or advances made by officers or shareholders.

For the current fiscal year we will concentrate our efforts on our new projects in the petroleum sector.

We await test results of both the Todd Well and the Sawn lake project first well which will not be available until approximately mid, 2006. We await drilling and completion of the Hillsprings well in south-western Alberta.

In addition, we are about to commence negotiations with the operator of the Sawn Lake project as it is our desire and intention to participate in further wells in the project both as new areas and in the current DSU in furtherance of our option for such.

Following industry trends and demands, we are also considering the acquisition of other petroleum properties or an interest in such projects. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on December 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2005 was $837,834. By comparison for the similar period last year, we raised $124,899 as the result of proceeds from the sale of common shares. From inception on July 15, 2002 to December 31, 2005 we have been successful in raising $935,399 as a result of proceeds received from sales of our common stock. 5,000,000 shares of common stock was issued through a Section 4(2) offering in July, 2003 for cash consideration of $3,500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $1,500. We issued 5,000,000 shares of common stock through a Rule 504D offering in October and November, 2003 for cash consideration of $26,000. In March, 2004 we issued 391,250 shares through our SB-2 registration statement for gross proceeds of $78,250. During November, 2004 we concluded an S-8 registration statement whereby 9,300,000 shares were issued in lieu of the payment of $46,500 to settle outstanding debts. In addition, a further $829,000 was received during the most recently completed fiscal year on the sale of shares pursuant to a private placement of Paradigm’s common stock under Rule 903 of Regulation S. A total of 5,530,000 shares were issued at a price of $0.15 per share.

As of December 31, 2005, our total assets which consist of cash and prepaid expenses amounted to $13,811 and our total liabilities were $10,168. Working capital stood at $3,643.

For the year ended December 31, 2005, our net loss was $198,449 ($0.0058 per share). The loss per share was based on a weighted average of 34,346,186 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $166,029 and a loss per share of $0.0104 per share based on a weighted average of 15,903,774 shares outstanding. Since inception on July 15, 2002 to December 31, 2005 we have incurred a net loss of $353,319.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006. Management projects that we may require an additional $600,000 to $1,500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$ 120,000
Hillsprings & Todd Operating costs	100,000
Sawn Lake drilling & operations costs	500,000
Additional acquisitions	200,000

Working Capital	200,000
Total	$1,120,000

As at December 31, 2005, we had a working capital surplus of $3,643. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities, loans, the sale of interests in successful projects and/or through cash flows. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Research and Development

Research costs are expensed as incurred. During the year, $0 (2004 - $0) was incurred on research and development.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Paradigm’s property acquisition and planned drilling and exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At December 31, 2005, the exchange rate was approximately CA $1.15 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended December 31, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Telford Sadovnick, P.L.L.C. for the audited consolidated financial statements for the year ended December 31, 2005 are included herein immediately preceding the audited financial statements.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Deveopment Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Paradigm Oil and Gas, Inc. (formerly Paradigm Enterprises, Inc.)
(A Development Stage Company):

We have audited the accompanying balance sheets of Paradigm Oil and Gas, Inc. (formerly Paradigm Enterprises, Inc.) (A Development Stage Company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and July 15, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended December 31, 2004, and the cumulative data from July 15, 2002 (inception) to December 31, 2004 in the statements of operations, changes in shareholders’ equity (deficiency) and cash flows which were audited by another firm of auditors whose report dated April 15, 2005, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it related to the amounts included for cumulative data from inception on July 15, 2002 to December 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Oil and Gas, Inc. (formerly Paradigm Enterprises, Inc.) (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period from July 15, 2002 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 6 to the financial statements, the accompanying financial statements of Paradigm Oil and Gas Inc. (formerly Paradigm Enterprises, Inc. (A Development Stage Company) as at December 31, 2004, for the year then ended, and for the period from inception, July 15, 2002 to December 31, 2004, have been restated.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses has suffered recurring and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Telford Sadovnick, P.L.L.C.
Certified Public Accountants

May 3, 2006

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Balance Sheets
(Stated in US Dollars)

	As of December 31
	2005	2004

ASSETS
Current
Cash	$10,726	$7,194
Prepaid expense	3,085	—
	13,811	7,194

Natural Gas and Oil Properties
Unproved properties	693,517	50,000

	$707,328	$57,194

LIABILITIES
Current
Accounts payable and accrued liabilities	$10,168	$3,000
Due to a related party	—	50,000
	10,168	53,000

Note Payable	58,334	—

	68,501	—

Contractual Obligations and Commitments (Note 11)

STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
300,000 common voting shares, par value $0.001
Issued and outstanding:
35,366,875 common shares (2004 - 29,836,375)	35,367	29,837
Additional Paid-in Capital	950,032	126,062
Deficit Accumulated During the Development Stage	(353,319)	(154,870)
Other Comprehensive Income	6,746	3,165

	603,459	(25,643)

	$707,328	$27,357

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Statements of Operations
(Stated in US Dollars)

					July 15, 2002
					(Inception)
	For the Year Ended				Through
	December 31,				December 31,
	2005		2004		2005

Revenue	$—	$	— $		—

Costs and Expenses (recovery):
Professional fees	213,043		13,594		250,860
Office	43,798		13,292		61,411
Legal fees	—		46,500		46,500
Compensation	31,400		5,000		38,700
Other	23,284		5,874		31,875
Mineral interest exploration costs	—		30,369		30,369
Natural gas and oil exploration costs	8,074		50,000		58,074
Contributed rent	4,200		1,200		7,150
Mineral interest acquisition costs	—		—		3,180
Rent	1,999		—		1,999
Contributed administrative support	—		200		550
Disposal of natural oil and gas
property, net	(127,349)		—		(127,349)

	198,449		166,029		403,319

Net loss for the periods	$(198,449)		$(166,029	) $	(353,319)

Basic and diluted loss per common share	$0.00		$0.00

Basic and diluted weighted average
common shares outstanding	34,346,186		15,903,774

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency)
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the	Other
	Common Shares		Paid-In	Development	Comprehensive
	Number of	Par Value	Capital	Stage	Income	Total

Balance at July 15, 2002 (inception)	—	$—	$—	$—	$—	$—

Stock issued for cash, to an officer ($0.0006/share)	7,500,000	7,500	(2,500)	—	—	5,000
Stock issued for cash, in private stock
offering ($0.003/share)	7,800,000	7,800	18,200	—	—	26,000
Office space and administrative support
contributed by a director	—	—	700	—	—	700
Comprehensive loss:
Net loss for the period	—	—	—	(12,149)	—	(12,149)
Net comprehensive loss	—	—	—	—	—	(12,149)

Balance as of December 31, 2002	15,300,000	15,300	16,400	(12,149)	—	19,551

Office space and administrative support
contributed by a director	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss for the year	—	—	—	(26,692)	—	(26,692)
Translation adjustment	—	—	—	—	99	99
Net comprehensive loss	—	—	—	—	—	(26,593)

Balance as of December 31, 2003	15,300,000	15,300	17,800	(38,841)	99	(5,642)

Stock issued for cash, at $0.133 per share,
net of offering costs of $3,351	586,875	587	74,312	—	—	74,899
Stock issued in exchange for legal services	13,950,000	13,950	32,550	—	—	46,500
Office space and administrative support contributed
by a director	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss for the year (restated)	—	—	—	(116,029)	—	(116,029)
Translation adjustment	—	—	—	—	3,066	3,066
Net comprehensive loss	—	—	—	—	—	(112,963)

Balance as of December 31, 2004	29,836,875	29,837	126,062	(154,870)	3,165	4,194

Stock issued for cash, at $0.15 per share	5,530,000	5,530	823,970	—	—	829,500
Comprehensive loss:
Net loss for the year	—	—	—	(198,449)	—	(198,449)
Translation adjustment	—	—	—	—	3,581	3,581
Net Comprehensive loss	—	—	—	—	—	(194,868)

Balance as of December 31, 2005	35,366,875	$35,367	$950,032	$(353,319)	$6,746	$638,826

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Statements of Cash Flows
(Stated in US Dollars)

			July 15, 2002
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2005	2004	2005

Cash provided by (used in)
Operating Activities:
Net loss	$(198,449)	$(116,029)	$(403,319)
Items not involving cash:
Disposal of natural gas
and oil property, net	(127,349)	—	(127,349)
Office space and administrative support
contributed by a director	—	1,400	3,500
Stock-based compensation	—	46,500	46,500

	(325,798)	(68,129)	(480,668)

Changes in non-cash operating working
capital items:
Prepaid expense	(3,085)	—	(3,085)
Accounts payable and accrued liabilities	7,168	(3,149)	10,168
Due to a related party	—	(322)	—

	(647,513)	(139,729)	(954,253)

Investing Activities:
Proceeds on disposal of natural gas and oil
property	127,349	—	127,349

Acquision of natural gas and oil properties	(643,517)	(50,000)	—

	(516,168)	(50,000)	127,349

Financing Activities:
Proceeds from officer advance	—	5,000	5,000
(Repayment) of officer advance	—	(5,000)	(5,000)
Proceeds from shareholder loan	—	50,000	50,000
(Repayment) of shareholder loan	(50,000)	—	(50,000)
Proceeds from the sale of common stock	829,500	78,250	938,750
(Payments) for offering costs	—	(3,351)	(3,351)
Proceeds from note payable	58,334	—	—

	837,834	124,899	935,399

Effect of exchange rate changes on cash	3,581	3,066	6,746

Increase in cash	(322,266)	(11,764)	(315,072)

Cash, beginning of period	(10,935)	829	—

Cash, end of period	$(333,201)	$(10,935)	$(315,072)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 1 – BASIS OF PRESENTATION

a)	Organization

Paradigm Enterprises, Inc. (the “Company”) was incorporated in the state of Nevada on July 15, 2002 to engage in the acquisition, exploration and development of oil and gas properties. The Company is considered an exploration stage company as it has not generated revenues from its operations.

On February 7, 2005 the Company amended its Articles of Incorporation through the implementation of a 1.5:1 forward split of the Company’s common stock and a name change from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. based on a resolution of the Directors dated January 17, 2005 and a consent resolution of the shareholders.

Shares issued prior to February 7, 2005 had been retroactively restated in fiscal year 2004 to reflect the impact of the forward stock split.

b)	Going Concern

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management’s plan is to acquire interests in certain oil and gas properties.

As shown in the accompanying financial statements, the Company has incurred a net loss of $353,319 for the period from July 15, 2002 (inception) to December 31, 2005, and has no revenue. The Company’s future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

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

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b)	Functional Currency

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

c)	Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

d)	Financial Instruments

The Company’s financial instrument consists of cash, prepaid expense, accounts payable and accrued liabilities, and due to a related party. At December 31, 2005, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

e)	Mineral Interests

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

f)	Natural Gas and Oil Interests

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying the retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to located proved reserves are capitalized.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g)	Earnings (loss) per Common Share

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At December 31, 2005, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

h)	Income Taxes

The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

i)	Foreign Currency Translation

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

j)	Stock-based Compensation

The Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 123”). The Company did not elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation and record such amounts as charges to operating expense.

The Company accounts for stock-based consulting compensation under the fair value based method which calculates compensation expense based on the fair value of the options expected to vest on the date the option is granted.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Stock-based Compensation (continued)

However, the FASB revised Statement No. 123 in 2004. Statement No. 123, as revised,(“SFAS 123 [R]”) requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of SFAS 123(R) are fully adopted. SFAS 123(R) is effective the first interim reporting period after December 15, 2005.

k)	Asset Retirement Obligations

The Company has adopted SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company’s asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded.

l)	Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

m)	Environmental Protection and Reclamation Costs

The operations of the Company have been, and may be in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures. Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration. Therefore, estimated future removal and site restoration costs are presently considered minimal.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n)	Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, and evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Oil and Gas Properties.

o)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2005, the Company had no overproduced imbalances.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

a)

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.

This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

b)

In November 2005, the FASB issued Staff Position No. FAS 115-1 – “The Meeting of Other-Than- Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

c)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123[R]”), “Share-Based Payment”. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share- based payment transactions. The Statement replaces FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007. The Company has determined that the adoption of SFAS 123(R) does not have an impact on its results of operations or financial position.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS (continued)

d)	In November 31, 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs”. The adoption of SFAS 151 does not have an impact on the Company’s results of operations or financial position.

e)

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on the Company’s results of operations or financial position.

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 21, 2005 the Company entered into a Management Services Agreement with a former director of the Company, whereby the former director will provide the Company with certain management services in the financial planning and corporate affairs management for compensation of $2,500 per month. The Company also granted an option of purchasing up to 250,000 shares of the Company at an exercise price of $0.50 per share to the service provider. The agreement was terminated by mutual agreement on September 30, 2005 and the options were cancelled.

An officer contributed office space to the Company for all periods to December 31, 2004. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

An officer contributed administrative services to the Company for all periods to December 31, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative support with a corresponding credit to additional paid-in capital.

During 2004, a shareholder advanced the Company $50,000 so that it could make a payment toward interests in two exploration projects. The advance did not carry an interest rate and was due on demand. The Company repaid the advance in January 2005.

During 2004, an officer advanced the Company $5,000 for working capital, which was repaid in 2004. The advance did not carry an interest rate.

In 2002, the Company issued 7,500,000 shares of its restricted common stock to a director for $5,000 ($.00067/share).

On October 30, 2002, the Company and a director entered into a trust agreement whereby the director of the Company would hold the Mineral Claims (see Note 5) on behalf of the Company until the initial exploration program is completed.

NOTE 5 – MINERAL PROPERTY

The Company’s then President, acting as trustee on behalf of the Company, acquired a 100% option for a mining property, consisting of one mineral claim, with no known reserves, in Lillooet Mining Division, south-western British Columbia, Canada.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 5 – MINERAL PROPERTY (continued)

As at December 31, 2005 the Company had made acquisition cost totaling $3,180 and incurred exploration expenditure totaling $30,369. The Company decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company’s intention to terminate the option and was confirmed by the optionor, without protest, on August 29, 2005. The Company has no further obligation pursuant to this agreement.

NOTE 6 – NATURAL GAS AND OIL PROPERTIES

	December 31
	2005	2004

Todd Creek Property
Acquisition cost	$298,631	$50,000
Cash call	52,102	-
Refund	(17,022)	-

	333,711	50,000

Hillsprings Property
Acquisition cost	207,383	-

Sawn Lake Property
Farmout and option agreement	152,423	-

	$693,517	$50,000

The accompanying financial statements for the year ended December 31, 2004 have been restated to correct an error in the accounting for the capitalization policy on gas and oil properties acquisition

During January 2005, the Company paid Win Energy Corporation $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (see also Note 6 (a). The $50,000 deposit was paid through the advancement of the funds by a shareholder as the Company had no other funds at that time with which to acquire the interest in the Todd Creek Property. At December 31, 2004, with no funds available to complete the acquisition and with no apparent ability to derive a benefit from the acquisition, a decision was made the Company to write off the $50,000 advance. Although the amount should have been capitalized pursuant to FASB 19 it was written off as it appeared that there were no opportunities to raise the capital required to make the acquisition. Subsequent to year end, the Company was, in fact, able to complete a private placement of securities and was able to complete the acquisition of the Todd Creek interest.

a)	Participation Proposal Agreements

On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation (“Win”), an unrelated Calgary, Alberta based private corporation. The Company acquired an interest in two exploration projects in Alberta, Canada for the total payments of $506,014.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

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

NOTE 6 – NATURAL GAS AND OIL PROPERTIES (continued)

a)	Participation Proposal Agreements (continued)

Hillsprings Property

During January 2005, the Company paid Win $207,383 to acquire a 5% interest in the Hillsprings Property (10-34-5-29W4) located in Alberta, Canada at a cost of $207,383. The Company held an option to acquire an additional 5% interest by paying an additional $207,383 to Win, the option expired on July 1, 2005 unexercised. The Hillsprings Property currently has no proven reserves.

b)	Farmout and Option Agreement with Related Party

Sawn Lake Property

On February 14, 2005 the Company entered into a farmout and Option Agreement with a private Alberta corporation and a related party for consideration of $152,423. The Company will farm-in to a 5% interest in a test well, and a similar interest in an additional option well in the Sawn Lake area located in Alberta, Canada. The Company will earn 100% of the farmout’s interest (an undivided 10% interest in the drilling spacing unit) before payout, reverting to 50% of the farmout’s interest (an undivided 5% interest) after payout. In order to earn its interest in the initial test well, total costs of the test well, estimated to be $173,200, up to the point of commercial oil sales are to be borne 100% by the Company in order to earn its undivided interest.

Other

The Company has an option to acquire an interest in a similar well located in Alberta, Canada. In order to acquire an interest, the Company must pay the total costs of a test well up to the point of obtaining commercial oil sales. The Company has made no payments and has taken no further action on the agreement as of the date of this report.

NOTE 7 – NATURAL GAS AND OIL EXPLORATION RISK

a)	Exploration Risk

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

NOTE 7 – NATURAL GAS AND OIL EXPLORATION RISK (continued)

b)	Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. It relies on the operator’s ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

NOTE 8 – NOTE PAYABLE

The Company is indebted under a note payable, bearing annual interest of 7%, in the amount of $58,334 (CDN$70,000) to 1132559 Alberta Ltd. 1132559 Alberta Ltd. has the right to 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property.

NOTE 9 – CAPITAL STOCK

a)	Common Stock

On February 28, 2005, the Company effected a forward 1 to 1.5 share forward split of its common stock. Share issuances, as disclosed in the Capital Statement of Stockholders’ Equity (Deficiency), were retroactively restated at the fiscal year ended December 31, 2004. The stock issuances below have also been retroactively restated to reflect the forward stock split.

In 2005 the Company issued 5,530,000 of its common stock at a price of $0.15 per share for proceeds of $829,500. The offering was made pursuant to Rule 903 of Regulation S of the Securities and Exchange Act of 1934.

In 2004, the Company offered for sale 750,000 shares of its common stock at a price of $0.133 per share. The Company sold 586,875 shares for net proceeds of $74,899, after deducting offering costs of $3,351. The offering was made pursuant to the filing of a Form SB-2 Registration Statement, which was declared effective by the Securities and Exchange Commission on November 10, 2003.

During 2004, the Company issued 13,950,000 shares of its common stock in exchange for legal services. The transactions were recorded based on the value of the services rendered. Stock-based compensation expense of $46,500 was recognized in the accompanying financial statements for the year ended December 31, 2004.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

During 2002, the Company offered for sale 9,000,000 shares of its common stock at a price of $0.003 per share. The Company closed the offering after selling 7,800,000 shares for gross proceeds of $26,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

NOTE 9 – CAPITAL STOCK (continued)

b)	Stock Options

A summary of the status of the Company’s stock options as at December 31, 2005, and changes during the year then ended is as follows (no stock options were granted or outstanding in fiscal year 2004):

	Number	Weighted Average Exercise Price

Balance outstanding at December 31, 2004	-	$-
Options granted during 2005	200,000	0.50
Options cancelled during 2005	(200,000)	-

Balance outstanding at December 31, 2005	-	$-

The 2005 Stock Option Plan reserve the future issuance of up to 1,000,000 incentive stock options at prices to be determined by the Board of Directors and the Compensation and Nominating and Corporate Governance Committees.

NOTE 10 – INCOME TAXES

a)	Income Tax Provision:

The provision for income taxes differs from the result which would be obtained by applying the statutory rate of 34% to income before income taxes. The difference results from the following:

	December 31
	2005	2004
Loss before income taxes	$(198,449)	$(116,029)
Income tax benefit at 34% (estimated)	$67,473	$39,450
Unrecognized benefit of operating loss carry forwards	(67,473)	(39,450)
Income tax benefit	$-	$-

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 10 – INCOME TAXES (continued)

b)	Significant components of the Company’s deferred income tax assets are as follows:

	December 31
	2005	2004

Operating loss carry-forwards	$311,696	$121,321
Mineral interest and natural gas and oil properties	41,623	33,549

	353,319	154,870
Statutory tax rate	34%	34%

Deferred income tax asset	120,128	52,656
Valuation allowance	(120,128)	(52,656)

Net deferred tax assets	$-	$-

c)

The Company has incurred operating losses and approximately $311,696, which, if unutilized, will expire through to 2025. Subject to certain restrictions, the Company has mineral interest and natural gas and oil expenditures of $41,623 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

NOTE 11 – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

During April 2005, the Company entered into a Consulting Agreement with Insight Communications, Inc. (“Insight”), an unrelated Nevada corporation, whereby Insight will provide communications management, marketing consulting and advisory services in exchange for two payments by the Company: $155,000 (paid) on the effective date of the agreement and $100,000 within 30 days after the effective date of the agreement. As at December 31, 2005 the Company had cancelled the agreement and the Company has no further obligation pursuant to the agreement.

The commitment for rent on the Company premises is on a month-to-month basis.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Paradigm on July 15, 2002.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2005, the end of the year to which this annual report relates we have carried out an evaluation of the effectiveness of the design and operation of Paradigm’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no changes in our internal controls or in other factors, which could affect internal controls.

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

We do not have an audit committee currently but one will be appointed as the current year progresses; however, the board committee that performed the equivalent functions of an audit committee was comprised of the former Chief Executive Officer, Brian C. Doutaz and the current Chief Executive Officer, Wiktor Musial, who held that position as of December 31, 2005, neither of which has been determined to be an “audit committee financial expert”. The committee reviewed and discussed the audited financial statements with management and with the current Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 8B. Other Information

Code of Ethics

The Board of Directors on January 17, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with this annual report as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (403) 816-6745 or write to the Corporate Secretary at Number 983, 105 - 150 Crowfoot Crescent, Calgary, Alberta Canada T3G 3T2.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Wiktor Musial	President, Secretary, Treasurer and Director	52	September 30, 2006

Business Experience

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of oil and gas projects. During the past year, our former president, Mr. Pek spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Paradigm (up to September 30, 2005) and Mr. Musial, our current president, spent approximately 15% of his time (approximately 9 hours per week) on the affairs of our company between October 01 and December 31, 2005. For the coming year, it is anticipated that Mr. Wiktor Musial will spend approximately 20% of his time (approximately four days per month) on the affairs of Paradigm.

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Wiktor Musial, a director serving as President, Secretary, Treasurer, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) brings 26 years of experience and contacts to the company. Mr. Musial is Senior Technician of Hydrocarbon and Energy with Emerson Process Management of Calgary, Alberta.

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

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2005 and 2004 except for Mr. Pek who received $33,750 in compensation under a management services agreement for the provision of certain management services to Paradigm and Mr. Musial who received $7,500 in compensation for the provision of certain management services to Paradigm. No other executive officer of our company received annual salary and/or bonus.

During the year ended December 31, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers other than for 250,000 incentive stock options which were granted to Mr. Pek at a price of $0.50 per share in January, 2005 and which were mutually cancelled on September 30, 2005. There were no stock options exercised during the year ended December 31, 2005 and there were no stock options or stock appreciation rights outstanding on December 31, 2005.

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

There are no other management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no plans or arrangements under which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of March 22, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Walter Musial, Calgary, Alta.	0	0
Robert L. Pek, Calgary, Alta	0	0
Directors and Officers (as a group)	0	0

(1)

Based on 35,366,875 shares outstanding as of March 22, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

In July 2003 we issued a total of 5,000,000 shares of restricted common stock to a former president and chief executive officer, Brian C. Doutaz. The fair market value of the shares, $5,000, was paid in cash ($3,500) and in lieu of a cash payment ($1,500) for services rendered in organizing Paradigm and negotiating an agreement.

On October 30, 2003, we entered into a trust agreement between Paradigm and Brian C. Doutaz, then-president of Paradigm whereby Mr. Doutaz was acting as trustee to hold the optioned mineral claim on behalf of Paradigm so as to avoid having Paradigm pay additional fees and establish a subsidiary at this early stage of our corporate development. That agreement terminated on August 26, 2005 with the abandonment of our interest in the mineral claim.

Between January 01 and September 30, 2005 Paradigm was a party to a management services agreement between the Corporation and Robert L. Pek whereby Mr. Pek provided certain management services to Paradigm for a payment of $2,500 per month under the agreement. The agreement was mutually terminated with Mr. Pek’s resignation on September 30, 2005.

Paradigm currently pays its Chief Executive Officer the sum of $2,500 per month to provide certain management services to Paradigm on a month-to-month basis.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended December 31, 2005:

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

  October 19, 2005 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers – On September 30, 2005, the Board of Directors, upon the recommendation of the Nominating and Corporate Governance Committee approved the appointment of Mr. Wiktor Musial as a director of the Corporation and as the Corporation’s President, Secretary, Treasurer and Chief Executive Officer. On September 30, 2005, Mr. Robert L. Pek resigned as President, Secretary, Treasurer and Chief Executive Officer and as a director of the Corporation.

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

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $10,000 as compared to $4,740 for the similar period of the preceding fiscal year and for the period from inception on July 15, 2002 to December 31, 2005 the amount was approximately $22,690.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended December 31, 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was approximately $5000 versus $3000 for the similar period last year and for the period from inception on July 15, 2002 to December 31, 2005 the amount was approximately $12,000.

Tax Fees: The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on July 15, 2002 to December 31, 2005 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended December 31, 2005 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on July 15, 2002 to December 31, 2004 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADIGM OIL AND GAS, INC.
(Registrant)

By:	/s/ “Wiktor Musial”

Wiktor Musial, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal
Financial Officer and Chief Financial Officer)

Date:	May 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Wiktor Musial”

Wiktor Musial, President, Secretary, Treasurer (Principal Executive Officer,
Chief Executive Officer, Principal Financial Officer and
Chief Financial Officer) and Member of the Board of
Directors

Date:	May 19, 2006