Form 10KSB/A
period 2005-12-31
Paradigm Oil & Gas, Inc.
filed 2006-05-30
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

This Form 10-KSB is amended to correct the originally filed draft financial statements which were filed as a result of a clerical error

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
(A Development Stage Company):

We have audited the accompanying balance sheets of Paradigm Oil and Gas, Inc. (formerly Paradigm Enterprises, Inc.) (A Development Stage Company) as of December 31, 2005, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and July 15, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the Company’s financial statements as of and for the year ended December 31, 2004, and the cumulative data from July 15, 2002 (inception) to December 31, 2004 in the statements of operations, shareholders’ equity (deficiency) and cash flows which were audited by another firm of auditors whose report dated April 15, 2005, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it related to the amounts included for cumulative data from inception on July 15, 2002 to December 31, 2004, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Oil and Gas, Inc. (formerly Paradigm Enterprises, Inc.) (A Development Stage Company) as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, and for the period from July 15, 2002 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Telford Sadovnick, P.L.L.C.
Certified Public Accountants

May 3, 2006

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Balance Sheets
(Stated in US Dollars)

	As of December 31
	2005	2004

ASSETS
Current
Cash	$10,726	$7,194
Prepaid expense	3,085	—
	13,811	7,194

Natural Gas and Oil Properties
Unproved properties	643,517	—

	$657,328	$7,194

LIABILITIES
Current
Accounts payable and accrued liabilities	$10,168	$3,000
Due to a related party	—	50,000
	10,168	53,000

Note Payable	58,334	—

	68,502	53,000

Contractual Obligations and Commitments (Note 11)

STOCKHOLDERS' EQUITY

Capital Stock
Authorized:
300,000 common voting shares, par value $0.001
Issued and outstanding:
35,366,875 common shares (2004 - 29,836,375)	35,367	29,837
Additional Paid-in Capital	950,032	126,062
Deficit Accumulated During the Development Stage	(403,319)	(204,870)
Other Comprehensive Income	6,746	3,165

	588,826	(45,806)

	$657,328	$7,194

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Statements of Operations
(Stated in US Dollars)

			July 15, 2002
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2005	2004	2005

Revenue	$—	$—	$—

Costs and Expenses (recovery):
Professional fees	213,043	13,594	250,860
Office	43,798	13,292	61,411
Stock based compensation - legal fees	—	46,500	46,500
Compensation	31,400	5,000	38,700
Other	23,284	5,874	31,875
Mineral interest exploration costs	—	30,369	30,369
Natural gas and oil exploration costs	8,074	—	8,074
Contributed rent	4,200	1,200	7,150
Mineral interest acquisition costs	—	50,000	53,180
Rent	1,999	—	1,999
Contributed administrative support	—	200	550
Disposal of natural oil and gas
property, net	(127,349)	—	(127,349)

	198,449	166,029	403,319

Net loss for the periods	$(198,449)	$(166,029)	$(403,319)

Basic and diluted loss per common share	$0.00	$0.00

Basic and diluted weighted average
common shares outstanding	34,346,186	15,903,774

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Statement of Stockholders' Equity (Deficiency)
(Stated in US Dollars)

				Deficit
				Accumulated
			Additional	During the	Other
	Common Shares		Paid-In	Development	Comprehensive
	Number of	Par Value	Capital	Stage	Income	Total

Balance at July 15, 2002 (inception)	—	$—	$—	$—	$—	$—

Stock issued for cash, to an officer ($0.0006/share)	7,500,000	7,500	(2,500)	—	—	5,000
Stock issued for cash, in private stock
offering ($0.003/share)	7,800,000	7,800	18,200	—	—	26,000
Office space and administrative support
contributed by a director	—	—	700	—	—	700
Comprehensive loss:
Net loss for the period	—	—	—	(12,149)	—	(12,149)
Net comprehensive loss	—	—	—	—	—	(12,149)

Balance as of December 31, 2002	15,300,000	15,300	16,400	(12,149)	—	19,551

Office space and administrative support
contributed by a director	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss for the year	—	—	—	(26,692)	—	(26,692)
Translation adjustment	—	—	—	—	99	99
Net comprehensive loss	—	—	—	—	—	(26,593)

Balance as of December 31, 2003	15,300,000	15,300	17,800	(38,841)	99	(5,642)

Stock issued for cash, at $0.133 per share,
net of offering costs of $3,351	586,875	587	74,312	—	—	74,899
Stock issued in exchange for legal services	13,950,000	13,950	32,550	—	—	46,500
Office space and administrative support contributed
by a director	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss for the year (restated)	—	—	—	(166,029)	—	(166,029)
Translation adjustment	—	—	—	—	3,066	3,066
Net comprehensive loss	—	—	—	—	—	(162,963)

Balance as of December 31, 2004	29,836,875	29,837	126,062	(204,870)	3,165	(45,806)

Stock issued for cash, at $0.15 per share	5,530,000	5,530	823,970	—	—	829,500
Comprehensive loss:
Net loss for the year	—	—	—	(198,449)	—	(198,449)
Translation adjustment	—	—	—	—	3,581	3,581
Net Comprehensive loss	—	—	—	—	—	(194,868)

Balance as of December 31, 2005	35,366,875	$35,367	$950,032	$(403,319)	$6,746	$588,826

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Statements of Cash Flows
(Stated in US Dollars)

			July 15, 2002
			(Inception)
	For the Year Ended		Through
	December 31,		December 31,
	2005	2004	2005

Cash provided by (used in)
Operating Activities:
Net loss	$(198,449)	$(166,029)	$(403,319)
Adjustments to reconcile net loss to cash
Disposal of natural gas
and oil property, net	(127,349)	—	(127,349)
Office space and administrative support
contributed by a director	4,200	1,400	7,700
Stock-based compensation	—	46,500	46,500

	(321,598)	(118,129)	(476,468)

Changes in non-cash operating working
capital items:
Prepaid expense	(3,085)	—	(3,085)
Accounts payable and accrued liabilities	7,168	(3,149)	10,168
Due to a related party	4,200	(322)	—

	(321,715)	(121,600)	(473,585)

Investing Activities:
Proceeds on disposal of natural gas and oil
property	127,349	—	127,349

Acquisition of natural gas and oil properties	(643,517)	—	(643,517)

	(516,168)	—	(516,168)

Financing Activities:
Proceeds from officer advance	—	5,000	5,000
(Repayment) of officer advance	—	(5,000)	(5,000)
Proceeds from related party loan	—	50,000	50,000
(Repayment) of related party loan	(50,000)	—	(50,000)
Proceeds from the sale of common stock	829,500	78,250	938,750
(Payments) for offering costs	—	(3,351)	(3,351)
Proceeds from note payable	58,334	—	58,334

	837,834	124,899	993,733

Effect of exchange rate changes on cash	3,581	3,066	6,746

Increase in cash	3,532	6,365	10,726

Cash, beginning of period	7,194	829	—

Cash, end of period	$10,726	$7,194	$10,726

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $403,319 for the period from July 15, 2002 (inception) to December 31, 2005, and has no revenue. The Company’s future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

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

NOTE 6 – NATURAL GAS AND OIL PROPERTIES

	December 31
	2005	2004

Todd Creek Property
Acquisition cost	$298,631	-
Cash call	52,102	-
Refund	(17,022)	-

	333,711	-

Hillsprings Property
Acquisition cost	207,383	-

Sawn Lake Property
Farmout and option agreement	152,423	-

	$693,517	$-

At December 31, 2004 management concluded that the Company was not in a financial position to obtain benefit from mineral properties with no proven reserves. Therefore, it was the Company’s policy to expense and write off the acquisition costs related to the properties with no proven reserves.

At December 31, 2005, management concluded it was now in a better position to obtain such benefit. Accordingly, the Company capitalized all mineral interest and acquisition costs in 2005.

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

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 7 – NATURAL GAS AND OIL EXPLORATION RISK (continued)

supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

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

NOTE 9 – CAPITAL STOCK (continued)

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

A summary of the status of the Company’s stock options as at December 31, 2005, and changes during the year then ended is as follows (no stock options were granted or outstanding in fiscal year 2004):

		Weighted
		Average
		Exercise
	Number	Price

Balance outstanding at December 31, 2004	-	$-
Options granted during 2005	200,000	0.50
Options cancelled during 2005	(200,000)	-

Balance outstanding at December 31, 2005	-	$-

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

The provision for income taxes differs from the result which would be obtained by applying the statutory rate of 34% to income before income taxes. The difference results from the following:

	December 31
	2005	2004
Loss before income taxes	$(198,449)	$(166,029)
Income tax benefit at 34% (estimated)	$67,473	$47,455
Unrecognized benefit of operating loss carry forwards	(67,473)	(47,455)
Income tax benefit	$-	$-

PARADIGM OIL AND GAS, INC.
(formerly Paradigm Enterprises, Inc.)
(A Development Stage Company)

Notes to Financial Statements
(Stated in US Dollars)
December 31, 2005

NOTE 10 – INCOME TAXES (continued)

b)	Significant components of the Company’s deferred income tax assets are as follows:

	December 31
	2005	2004

Operating loss carry-forwards	$319,770	$167,821
Mineral interest and natural gas and oil properties	41,623	33,549

	361,393	201,370
Statutory tax rate	34.0%	28.6%

Deferred income tax asset	122,874	52,966
Valuation allowance	(122,874)	(52,966)

Net deferred tax assets	$-	$-

c)

The Company has incurred operating losses and approximately $319,770, which, if unutilized, will expire through to 2025. Subject to certain restrictions, the Company has mineral interest and natural gas and oil expenditures of $41,623 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

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

PARADIGM OIL AND GAS, INC.
(Registrant)

By:	/s/ “Wiktor Musial”

Wiktor Musial, President, Secretary, Treasurer and Director (Principal
Executive Officer, Chief Executive Officer, Principal
Financial Officer and Chief Financial Officer)

Date:	May 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Wiktor Musial”

Wiktor Musial, President, Secretary, Treasurer (Principal Executive Officer,
Chief Executive Officer, Principal Financial Officer and
Chief Financial Officer) and Member of the Board of
Directors

Date:	May 25, 2006