Form 10QSB
period 2006-03-31
Paradigm Oil & Gas, Inc.
filed 2007-08-21
CIK 1191354

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to_____________

                        Commission file number 333-103780

                           PARADIGM OIL AND GAS, INC.
           (Name of Small Business Issuer as specified in its charter)

                  Nevada                             33-1037546
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

                 31 Walmer Rd, Suite 6 Toronto, Ontario, M5R 2W7
              (Address of principal executive offices) (Zip Code)

                                 (416) 928-3095
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

                                  Yes    No X
                                      ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  Yes     No
                                      ---    ---

As of August 10, 2007, the issuer had 35,366,875 shares of Common Stock, $.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes No X

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                               3

ITEM 1. Financial Statements                                                 3

ITEM 2. Management's Discussion and Analysis or Plan of Operation           15

ITEM 3. Controls and Procedures                                             24

Part II - OTHER INFORMATION                                                 24

ITEM 1. Legal Proceedings                                                   24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds         24

ITEM 3. Defaults Upon Senior Securities                                     25

ITEM 4. Submission of Matters to a Vote of Security Holders                 25

ITEM 5. Other Information                                                   25

ITEM 6. Exhibits and Reports on Form 8-K                                    25

Signatures                                                                  26

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)
                                   (Unaudited)



                                                  March 31,        December 31,
                                                    2006              2005
                                                ------------      -------------
                                                                    (Audited)
                    Assets
Cash                                            $      1,451      $      10,726
Prepaid expense                                           --              3,085
                                                ------------      -------------
          Total current assets                         1,451             13,811
                                                ------------      -------------

Natural gas and oil properties
    Unproved properties                              643,517            643,517
                                                ------------      -------------

          Total assets                               644,968            657,328
                                                ============      =============

         Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities    $     64,313      $      10,168
    Note payable                                $     61,908      $      58,334
                                                ------------      -------------
          Total liabilities                          126,221             68,502
                                                ============      =============

Stockholders'
    Common stock, $.001 par value;
       300,000,000 shares authorized,
       authorized, 35,366,875 shares
       issued and outstanding                         35,367             35,367
    Additional paid-in capital                       950,032            950,032
    Accumulated deficit                             (473,699)          (403,319)
    Cumulative foreign exchange
       translation adjustment                          7,047              6,746
                                                ------------      -------------

          Total stockholder' equity                  518,747            588,826
                                                ------------      -------------

                                                $    644,968      $     657,328
                                               =============      =============



   The accompanying notes are an integral part of these financial statements

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                       July 15,
                                                                         2002
                                               Three Months Ended    (Inception)
                                                   March 31,           Through
                                            -----------------------   March 31,
                                               2006         2005         2006
                                            ----------   ----------  -----------
Expenses:
  Contributed rent                          $       --   $       --  $    7,150
  Contributed administrative support                --           --         550
  Rent                                              --        1,050       1,999
  Legal fees                                        --           --      46,500
  Mineral interest acquisition costs                --      456,014      53,180
  Mineral interest exploration costs                --           --      30,369
  Natural gas and oil exploration costs         22,608           --      30,682
  Professional and consulting fees              44,091      156,750     294,951
  Compensation                                      --       10,700      38,700
  Office                                            82          930      61,493
  Interest                                       1,985           --       1,985
  Other                                          1,614       15,701      33,489
  Disposal of natural oil and gas
    property, net                                   --           --    (127,349)
                                            ----------   ----------  -----------
          Total expenses                        70,380      641,145     473,699
                                            ----------   ----------  -----------

          Net loss                          $  (70,380)  $ (641,145) $ (473,699)
                                            ==========   ==========  ===========

Basic and diluted loss per share            $    (0.00)  $    (0.02)
                                            ==========   ==========

Basic and diluted weighted average
    common shares outstanding               35,366,881   31,127,214
                                            ==========   ==========





   The accompanying notes are an integral part of these financial statements

                                     PARADIGM OIL AND GAS, INC.
                                   (An Exploration Stage Company)
                            Statement of Changes in Stockholders' Equity
                                       (Stated in US Dollars)
                                            (Unaudited)




                                 Common Stock     Additional                  Other
                             --------------------  Paid-In    Accumulated   Accumulated
                              Shares    Par Value  Capital     Deficit        Income       Total
                             ---------- --------- ---------  ------------  ------------  ---------
Balance at January 1, 2006   35,366,881 $  35,367 $ 950,032  $  (403,319)  $     6,746   $ 588,826

  Net loss, quarter ended
    March 31, 2006                   --       --         --      (70,380)           --     (70,380)
  Foreign curency
    translation adjustment           --       --         --           --           301         301
                             ---------- ---------  --------  -----------   -----------   ---------

Balance at March 31, 2006    35,366,881 $  35,367 $ 950,032  $  (473,699)  $    7,047    $ 518,747
                             ========== =========  ========  ===========   ===========   =========




             The accompanying notes are an integral part of these financial statements


                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006


                                                                       July 15,
                                                                         2002
                                               Three Months Ended    (Inception)
                                                   March 31,           Through
                                            -----------------------   March 31,
                                               2006         2005         2006
                                            ----------   ----------  -----------
Cash flows from operating activities:
  Net loss                                  $  (70,380)  $ (641,145) $ (473,699)
  Items not involving cash:
    Disposal of natural gas and oil
      property, net                                 --           --    (127,349)
    Office space and administrative support
      contributed by a director                     --           --       3,500
    Stock-based compensation                        --           --      46,500
    Accrued interest                             1,985           --       1,985
                                            ----------   ----------  -----------

                                               (68,395)    (641,145)   (549,063)
                                            ----------   ----------  -----------

 Changes in non-cash working capital items:
    Prepaid expense                              3,085           --          --
    Accounts payable and accrued expenses       54,145          500      64,313
                                            ----------   ----------  -----------
       Net cash used in
       operating activities                    (11,165     (640,645)   (484,750)
                                            ----------   ----------  -----------

Cash flows used in investing activities:
  Proceeds on disposal of natural gas and
    oil property                                    --           --     127,349
  Acquisition of natural gas and oil
    properties                                      --           --    (643,517)
                                            ----------   ----------  -----------
       Net cash used in
       investing activities                         --           --    (516,168)
                                            ----------   ----------  -----------

Cash flows from financing activities:
  Proceeds from officer advance                     --           --       5,000
  Repayment of officer advance                      --           --      (5,000)
  Proceeds from shareholder loan                    --           --      50,000
  Repayment of shareholder loan                     --      (50,000)    (50,000)
  Proceeds from the sale of common stock            --      829,500     938,750
  Payments for offering costs                       --           --      (3,351)
  Proceeds from note payable                     1,589           --      59,923
                                            ----------   ----------  -----------
       Net cash provided by
       financing activities                      1,589      779,500     995,322
                                            ----------   ----------  -----------

Effect of exchange rate changes on cash            301         (668)      7,047
                                            ----------   ----------  -----------


       Net change in cash                       (9,275)     138,187       1,451

Cash, beginning of period                       10,726        7,194          --
                                            ----------   ----------  -----------

Cash, end of period                         $    1,451   $  145,381  $    1,451
                                            ==========   ==========  ===========

Supplemental disclosure of cash flow
 information:
  Income taxes                              $       --   $       --  $       --
                                            ==========   ==========  ===========
  Interest                                  $       --   $       --  $       --
                                            ==========   ==========  ===========



    The accompanying notes are an integral part of these financial statements

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006


(1)    BASIS OF PRESENTATION

Organization

         Paradigm Enterprises, Inc. (the "Company") was incorporated in the state of Nevada on July 15, 2002 to engage in the acquisition, exploration and development of oil and gas properties. The Company is considered an exploration stage company, as it has not generated revenues from its operations.

         On February 7, 2005 the Company amended its Articles of Incorporation through the implementation of a 1.5:1 forward split of the Company's common stock and a name change from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. based on a resolution of the Directors dated January 17, 2005 and a consent resolution of the shareholders.

         Shares issued prior to February 7, 2005 had been retroactively restated in fiscal year 2004 to reflect the impact of the forward stock split.

         The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicated the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

Going Concern

         These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

         The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management's plan is to acquire interests in certain oil and gas properties.

         As shown in the accompanying financial statements, the Company has incurred a net loss of $473,699 for the period from July 15, 2002 (inception) to March 31, 2006, and has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

         Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents (continued)

less at the time of issuance to be cash equivalents. At March 31, 2006 and 2005, the Company had no cash equivalents.

Financial Instruments

         The Company's financial instruments consist of cash, accounts payable, accrued liabilities and note payable. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate their carrying values

Mineral Interests

         Mineral interest acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required and include cash consideration and the estimated fair value of any common shares issued for mineral properties, based on recent share issuances. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

         Mineral interest acquisition costs and related interest and financing costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

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

Oil and Gas Interests

         The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying the retaining unproved properties and exploratory dry hole drilling costs, are expensed. Costs of drilling and equipping productive wells, including development dry holes and related production facilities are capitalized.

Earnings (loss) per Common Share

         Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At March 31, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

         The Company accounts for income taxes under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

         The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CDN".

         The accounts of the Company's foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

Stock-based Compensation

         The Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of our stock and the option exercise price. Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 123"). The Company did not elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation and record such amounts as charges to operating expense.

         The Company accounts for stock-based consulting compensation under the fair value based method which calculates compensation expense based on the fair value of the options expected to vest on the date the option is granted.

         However, the FASB revised Statement No. 123 in 2004. Statement No. 123, as revised,("SFAS 123 [R]") requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. Statement 123, as originally issued, is effective until the provisions of SFAS 123(R) are fully adopted. SFAS 123(R) is effective the first interim reporting period after December 15, 2005.

Asset Retirement Obligations

         The Company has adopted SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The company is delinquent in its payments to the joint venture partner. CAPL rules dictate the Company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such management feels no obligation should be recorded at this time.

Joint Ventures

         All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company's proportionate interest in such activities.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006

(2)    SUMMARY OF SIGNICANT ACCOUNTING POLICIES (continued)

Environmental Protection and Reclamation Costs (continued)

         The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures. Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration. Therefore, estimated future removal and site restoration costs are presently considered minimal.

Impairment of Long-Lived Assets

         In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, and evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of oil and gas properties is evaluated subject to the full cost ceiling as described under Oil and Gas Properties.

Revenue Recognition

         The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At March 31, 2006 and 2005, the Company had no overproduced imbalances.


(3)    RELATED PARTY TRANSACTIONS

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

         During 2006, Wiktor Musial a former officer and director was paid $7,500 for consulting services.

         Amounts paid to related parties are based on exchange amounts agreed upon by theses related parties.

(4)    MINERAL PROPERTY

         The Company's then President, acting as trustee on behalf of the Company, acquired a 100% option for a mining property, consisting of one mineral claim, with no known reserves, in Lillooet Mining Division, south-western British Columbia, Canada. As at December 31, 2005 the Company had made acquisition cost totaling $3,180 and incurred exploration expenditure totaling $30,369. The Company decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company's intention to terminate the option and was confirmed by the optionor, without protest, on August 29, 2005. The Company has no further obligation pursuant to this agreement.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006



(5)    OIL AND GAS INTERESTS

                                                         March 31    December 31
                                                      --------------------------
                                                           2006         2005
                                                      --------------------------

Todd Creek Property
         Acquisition cost                             $     298,631     298,631
         Cash call                                          52,102
                                                                         52,102
         Refund                                             (17,022)    (17,022)
         Written off                                        (50,000)    (50,000)
                                                      --------------------------
                                                            283,711     283,711

Hillsprings Property
         Acquisition cost                                   207,383     207,383

Sawn Lake Property
         Farmout and option agreement                       152,423     152,423
                                                      --------------------------

                                                      $     643,517  $   643,517
                                                      ==========================


         At December 31, 2004 management concluded that the Company was not in a financial position to obtain benefit from mineral properties with no proven reserves. Therefore, it was the Company's policy to expense and write off the acquisition costs related to the properties with no proven reserves.

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

Participation Proposal Agreements

         On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation ("Win"), an unrelated Calgary, Alberta based private corporation. The Company acquired an interest in two exploration projects in Alberta, Canada for the total payments of $506,014.

     Todd Creek Property
     -------------------

         During January 2005, the Company paid Win $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (10-34-5-29W4) located in Alberta, Canada. On June 18, 2005, the Company received a payment of $ 147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property. During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. The well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. We have received no revenue from this well as we have not paid to Win our full share of the costs of drilling or to tie in the well To date we have received no further information about the Todd Creed project. We do not expect to receive further information from the operator until we have paid our outstanding invoices in full.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006


(5)    OIL AND GAS INTERESTS (continued)

Hillsprings Property
--------------------

         During January 2005, the Company acquired a 5% interest in the Hillsprings Property (10-34-5-29W4) located in Alberta, Canada at a cost of $207,383. The Company held an option to acquire an additional 5% interest by paying an additional $207,383 to Win, the option expired on July 1, 2005 unexercised. The Hillsprings Property currently has no proven reserves.

b)   Farmout and Option Agreement

     Sawn Lake Property
     ------------------

         On February 14, 2005 the Company entered into a farmout and Option Agreement with a private Alberta corporation for consideration of $152,423. The Company will farm-in to a 5% interest in a test well, and a similar interest in an additional option well in the Sawn Lake area located in Alberta, Canada. The Company will earn 100% of the farmout's interest (an undivided 10% interest in the drilling spacing unit) before payout, reverting to 50% of the farmout's interest (an undivided 5% interest) after payout. In order to earn its interest in the initial test well, total costs of the test well, estimated to be $173,200, up to the point of commercial oil sales are to be borne 100% by the Company in order to earn its undivided interest.

(6)    SHAREHOLDERS' EQUITY

a) Common Stock

         On February 28, 2005, the Company effected a forward 1 to 1.5 share forward split of its common stock. Share issuances, as disclosed in the Capital Statement of Stockholders' Equity (Deficiency), were retroactively restated at the fiscal year ended December 31, 2004. The stock issuances below have also been retroactively restated to reflect the forward stock split.

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

b) Stock Options

         The 2004 Stock for services compensation plan reserve up to 1,000,000 of the company's shares for incentive stock options at prices to be determined by the Board of Directors and the Compensation and Nominating and Corporate Governance Committees.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006


SHAREHOLDERS' EQUITY (continued)

         A summary of the status of the Company's stock options is as follows:

                                                                        Weighted
                                                                        Average
                                             March 31   December 31     Exercise
                                               2006        2005          Price
--------------------------------------------------------------------------------

Balance outstanding at beginning of period,       -           -            -
Options granted during the period                 -        200,000      $ 0.50
Options cancelled during the period               -       (200,000)        -
--------------------------------------------------------------------------------
Balance outstanding at end of period                          -            -
================================================================================

 (7)   NATURAL GAS AND OIL EXPLORATION RISTK

Exploration Risk

         The Company's future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

Distribution Risk

         The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. It relies on the operator's ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

Credit Risk

         A substantial portion of the Corporation's accounts receivable is with joint venture partners in the oil and gas industry and is subject to normal industry credit risks

Foreign Operations Risk

         The Company is exposed to foreign currency fluctuations, political risks, price controls and varying forms of fiscal regimes or changes thereto which may impair its ability to conduct profitable operations as it operates internationally and holds foreign denominated cash and other assets.

(8)    NOTE PAYABLE

         The Company is indebted under a note payable, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2006



(8)    NOTE PAYABLE (continued)

                                             March 31, 2006    December 31, 2005

                                                $ 61,908            $ 58,334
1132559 Alberta Ltd

(9)    CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company is in default of its obligation to Win Energy Corporation in respect to the Todd Creek Property, as it has not paid the full share of costs of drilling or to complete the well. As a result the Company has received no further information about the Todd Creek project. The Company does not expect to receive further information from the operator until all outstanding participation costs have been paid.

Item 2. Management's Discussion and Analysis or Plan of Operation.


            Cautionary Statement Regarding Forward-Looking Statements
            ---------------------------------------------------------

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. Any references to "CA$" refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

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

                          Glossary of Exploration Terms
                          -----------------------------


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

Development     A well drilled within the proved area of an oil or gas reservoir
Well            to the depth of a stratigraphic horizon known to be productive.


Drill Spacing   (DSUs) The area prescribed by applicable well spacing
Units           regulations for the granting of a permit for the drilling of a well; the area of land assigned in the granting of a well permit; the area in which it has been determined by regulation that one well can efficiently drain. The size of the DSU may vary from 10 acres in oil fields to 640 acres (one section) in gas fields.

Dry Hole or     A well found to be incapable of producing hydrocarbons in
Dry Well        sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

Exploratory     A well drilled to find and produce oil or gas reserves not
Well            classified as proved, to find a new production reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

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

Infill          The drilling of an additional well or wells provided for by an
Drilling        existing spacing order to more adequately drain a reservoir.

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

Working         An interest in an oil and gas lease that gives the owner of the
Interest        interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.


                       Foreign Currency and Exchange Rates
                       -----------------------------------

Dollar costs of Paradigm's property acquisitions and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.13 or CA $1.00 being approximately equal to US $0.88 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

--------------------------------------------------------------------------------

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING MARCH 31, 2006 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview
--------

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002 and established a year end of December 31. On February 7, 2005 the Company amended its Articles of Incorporation through the implementation of a 1.5:1 forward split of the Company's common stock and a name change from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. based on a resolution of the Directors dated January 17, 2005 and a consent resolution of the shareholders dated January 17, 2005 signed by the holders of greater than 51% of the issued and outstanding shares of the Company. From July, 2002 to December, 2004, we were in the business of the exploration and development of a mineral property of approximately 1,236 acres in size in southwestern, British Columbia. Our property is without known reserves and our program is exploratory in nature. The Company decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company's intention to terminate the option which was confirmed by the optionor, without protest, on August 29, 2005. We have not spent anything on research and development activities.

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation, an arms length Calgary, Alberta based private corporation and on January 25, 2005, based on the recommendation of the Board of Directors, we finalized the two agreements whereby we have acquired an interest in two exploratory oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. Paradigm paid $207,383 to Win to acquire a 10% working interest in the Hillsprings Property (10-34-5-29W4) and paid $298,631 to Win to acquire a 10% working interest in the Todd Creek Property; On June 18, 2005, the Company received a payment of $147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property and currently holds a 5% interest in the project.

On February 15, 2005, Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 W5M, SE Section 36, and a similar interest in an additional option well at Township 91, Range 12 W5M, NW Section 29 in the Sawn Lake, Alberta, oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm in on the lands held by Deep Well Oil and Gas, Inc. in the Sawn Lake project in which 1132559 Alberta Ltd. has an interest. The final terms of the option for the additional DSUs are yet to be agreed upon by the parties. Paradigm will earn 100% of the farmor's interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor's interest (an undivided 5% interest) after payout (APO). Paradigm will have then earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit. Paradigm paid $110,000 to 1132559 Alberta Ltd in November 2005. 1132559 Alberta, Ltd paid the remaining $70,000 for the AFE. The terms of the loan are 1132559 Alberta, Ltd will receive the proceeds from the well until they have recovered their $70,000 plus interest at 7%. After that Paradigm will earn 100% of the farmors interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor's interest (an undivided 5% interest) after payout (APO). In March 2006, a well was drilled in
Section 36. The well is not producing at this time and Paradigm is waiting for further information from the operator on their plan of operations.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business
--------------------

PETROLEUM EXPLORATION
---------------------

On December 06, 2004, we entered into two participation proposal agreements with Win Energy Corporation.

HILLSPRINGS PROPERTY

      Paradigm paid $207,383 to Win to acquire a 10% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34,
      Section 29 W4), Alberta, Canada. . It is now anticipated that a test well will be drilled on our property interest in 2007.

TODD CREEK PROPERTY

      Paradigm paid $298,631 to Win to acquire a 10% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada. In June, 2005, we sold 50% of our interest back to Win for net proceeds of $127,349 (value of the interest less certain uppaid operating expenses) as of the date of this report, Paradigm holds a 5% in the Todd Creek property and has paid a net cost of $149,316 to acquire its interest.

      During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the "13-28 well." The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. To date we have received no revenue from this well due to the fact we owe Win Energy drilling costs.

      In January 2007, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada and we will refer to this well as the "13-33 well." Reports by other farmin partners indicate that no economic hydrocarbons are present.

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

      Paradigm will earn 100% of the farmor's interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor's interest (an undivided 5% interest) after payout
      (APO). Paradigm will have then earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit.

      In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $216,489, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm. Total costs, estimated to be $173,200, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Payment of the full AFE amount is due upon invoicing of Paradigm by the operator (1132559 Alberta Ltd.) for each of the test and option wells. In March 2006, a well was drilled in
      Section 36. The well is not producing at this time and Paradigm is waiting for further information from the operator on their plan of operations.

MINERAL EXPLORATION
-------------------

      As a result of the Board of Directors mandate to continue in the petroleum exploration industry, Paradigm decided to abandon its interest in this mineral property and on August 26, 2005 notified the optionor of the Company's intention to terminate the option which was confirmed by the optionor, without protest, on August 29, 2005.

Item 2. Description of Property

PETROLEUM PROPERTIES
--------------------

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

HILLSPRINGS

On December 06, 2004, we entered into a participation proposal with Win Energy Corporation whereby we could acquire an interest in the Hillsprings exploratory oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. We acquired a 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M.

It is now anticipated that a test well will be drilled on our property interest in 2007.

TODD

On December 06, 2004, we entered into a second participation proposal with Win Energy whereby we could acquire an interest in the Todd exploratory oil and gas drilling project also about 100 miles south of Calgary in the foothills of the

Rocky Mountains for the payment of a total of $298,631 including drilling costs. On January 25, 2005, we concluded final payments and finalized the agreements whereby we acquired a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5 and an option to December 31, 2006 to earn a 7.5% interest in an additional seven sections 4480 acres) in the surrounding area by contributing 10% of the drilling costs. Contributions to each well drilled will earn an interest in two sections. On June 18, 2005, the Corporation received a net payment of CA $117,442.50 from Win Energy Corporation for the sale of 50% of Paradigm's 10% interest in the Todd Creek Oil and Gas Property to Win, the original vendor. Paradigm now holds a 5% interest in the Todd Creek 13-28 well.

On June 27, 2005, we announced that drilling of the Todd Creek Well had been moved into the final completion stage which may take up to 50 days to complete. The operators have placed the well on "tight hole" status and further news will be released upon completion of testing. As of the date of this report, that status continues; we will release further information as it comes available. "Tight hole" is a petroleum industry term used colloquially in which the performance data of a well is closely guarded. During this period, all information about the well - depth, formations, drilling rates, logs and other pertinent data - is not shared or made public. Following the evaluation of the 13-28 well, additional drilling is anticipated during the last quarter of the year on company lands.

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

The Sawn Lake project includes over 69.5 sections of land and is operated by Signet Energy. An independent resource evaluation carried out by Ryder Scott Company estimates 820 million barrels of oil in place for the Sawn Lake Project. For reference, this report can be reviewed at the Deep Well Web site at www.deepwelloil.com.

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

Our Proposed Petroleum Exploration Program - Plan of Operation - Petroleum
--------------------------------------------------------------------------
Properties
----------

Hillsprings

No wells have been drilled on this property to date. It is now anticipated that a test well will be drilled on our property interest in 2007.

Todd

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the "13-28 well." The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. To date we have received no revenue from this well due to the fact we owe Win Energy drilling costs.

In January 2007, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada and we will refer to this well as the "13-33 well." Reports by other farmin partners indicate that no economic hydrocarbons are present

Sawn Lake

The initial well was drilled on the Sawn Lake property. The well did not cold flow as anticipated. The well was tested and completed. There is no production at this time.

Oil and Gas Employees
---------------------

At present, we have no employees, other than Mr. Marc Juliar, our Chief Executive Officer. Mr. Juliar currently provides professional management services with respect to the financial planning and corporate affairs management of the Corporation. He receives no consideration for his services.

MINERAL PROPERTY
----------------

The Board of Directors intent to focus corporate development in the petroleum exploration industry, Paradigm decided to abandon its interest in this mineral property and on August 26, 2005 notified Tomkies of the Company's intention to terminate the option which was confirmed by the optionor, without protest, on August 29, 2005.

Offices
-------

Our offices are located at 31 Walmer Rd Suite 6, Toronto ON, M5R 2W7

Risks
-----

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

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At September 30, 2006, we had working capital of $1,305. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will need additional funding in the next 12 months in order to meet our cash requirements.

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

Results of Operations
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the six month periods ended March 31, 2006, March 31, 2005 and inception on July 15, 2002 to March 31, 2006 are presented in the following discussion.

Paradigm did not generate any revenues from operations for the quarter ended March 31, 2006 or for the period July 15, 2002 (inception) through March 31, 2006.

Operating expenses for the quarter ended March 31, 2006 totaled $70,380. The Company incurred consulting costs and professional fees of $44,091 were incurred for services performed with respect to oil and gas properties, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to oil and gas exploration $22,608. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we have been AFE'd by Win Energy to begin drilling on the Todd Creek property.

Operating expenses for the quarter ended March 31, 2005 totaled $641,145. The primary expenses incurred were $456,014 for the acquisition of natural gas properties. The remaining expenses relate to exploration costs, professional fees, compensation, general administrative, and stock transfer agent fees.

Liquidity and Capital Resources
-------------------------------

As of end of the third quarter on March 31, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2006 was $935,399 as a result of proceeds received from sales of our common stock.

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

As of March 31, 2006, our total assets which consist of oil and gas property and cash amounted to $644,968, and our total liabilities were $126,221. Working capital stood at $1,451.

For the quarter ended March 31, 2006, the net loss was $70,380 ($0.00 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the same period in 2005 the comparative numbers were a net loss of $641,145 and a loss per share of $0.00 based on a weighted average of 31,127,214 common shares outstanding. For the period from inception on July 15, 2002 through March 31, 2006, the cumulative net loss was $473,699.

In November 2005, Paradigm borrowed $58,334 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, March 31, 2006, Paradigm had 35,366,881 common shares issued and outstanding.

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


--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.


Item 2. Changes in Securities

Paradigm had 35,366,881 shares of common stock issued and outstanding as of March 31, 2006. Of these shares, 3,450,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

None

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2006:

None

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


                           Paradigm Oil And Gas, Inc.
                           --------------------------
                                  (Registrant)

                           By: /s/ "Marc Juliar"



                           Marc Juliar, Chief Executive Officer, Chief Financial Officer and Director





                           Date: August 21, 2007

--------------------------------------------------------------------------------