Form 10QSB
period 2006-06-30
Paradigm Oil & Gas, Inc.
filed 2007-08-21
CIK 1191354

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                  Yes     No
                                      ---    ---

As of August 10, 2007, the issuer had 35,366,875 shares of Common Stock, $.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  No X

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                3

ITEM 1. Financial Statements                                                  3

ITEM 2. Management's Discussion and Analysis or Plan of Operation            15

ITEM 3. Controls and  Procedures                                             24

Part II - OTHER INFORMATION                                                  24

ITEM 1. Legal  Proceedings                                                   24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          25

ITEM 3. Defaults Upon Senior Securities                                      25

ITEM 4. Submission of Matters to a Vote of Security Holders                  25

ITEM 5. Other  Information                                                   25

ITEM 6. Exhibits and Reports on Form 8-K                                     25

Signatures                                                                   26

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)
                                   (Unaudited)

                                                      June 30,     December 31,
                                                        2006          2005
                                                                    (Audited)
                    Assets
Cash                                                $      1,414   $     10,726
Prepaid expense                                               --          3,085
                                                    ------------   -------------
        Total current assets                               1,414         13,811
                                                    ------------   -------------

Natural gas and oil properties
  Unproved properties                                    643,517        643,517
                                                    ------------   -------------

        Total assets                                     644,931        657,328
                                                    ============   =============

        Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued liabilities          $    103,494   $     10,168
  Note payable                                            65,876         58,334
                                                    ------------   -------------

        Total liabilities                                169,370         68,502
                                                    ============   =============

Stockholders' equity:
  Common stock, $.001 par value; 300,000,000
    shares authorized, authorized, 35,366,875
    shares issued and outstanding                         35,367         35,367
  Additional paid-in capital                             950,032        950,032
  Accumulated deficit                                   (515,651)      (403,319)
  Cumulative foreign exchange translation
    adjustment                                             5,813          6,746
                                                    ------------   -------------

        Total stockholders' equity                       475,561        588,826
                                                    ------------   -------------

                                                    $    644,931   $    657,328
                                                    ============   =============


   The accompanying notes are an integral part of these financial statements.

                                        PARADIGM OIL AND GAS, INC.
                                      (An Exploration Stage Company)
                                         Statements of Operations
                                          (Stated in US Dollars)
                                               (Unaudited)

                                                                                              July 15,
                                                                                                2002
                                          Three Months Ended          Six Months Ended       (Inception)
                                               June 30,                  June 30,              Through
                                      -------------------------  --------------------------    June 30,
                                           2006        2005          2006          2005         2006
                                      -----------  ------------  ------------   -----------  -----------
Expenses:
  Contributed rent                    $        --  $         --  $         --   $        --  $    7,150
  Contributed administrative support           --            --            --            --         550
  Rent, related party                          --         1,050            --         2,100       1,999
  Legal fees                                   --            --            --            --      46,500
  Mineral interest acquisition cost            --            --            --       456,014      53,180
  Mineral interest exploration costs           --        60,175            --        60,175      30,369
  Natural gas and oil exploration
    costs                                   3,578            --        26,186            --      34,260
  Professional and consulting fees         33,048        17,331        77,139       174,081     327,999
  Compensation                                 --        12,675            --        23,375      38,700
  Office                                      101        22,425           183        23,355      61,594
  Other                                     4,137         2,537         5,751        18,238      37,626
  Interest                                  1,088            --         3,073            --       3,073
  Disposal of natural oil and gas
    property, net                              --      (127,349)           --      (127,349)   (127,349)
                                      -----------  ------------  ------------  ------------  -----------
        Total expense                      41,952       (11,156)      112,332       629,989      515,651
                                      -----------  ------------  ------------   -----------  -----------

        Net loss                          (41,952)       11,156      (112,332)     (629,989)   (515,651)
                                      ===========  ============  ============   ===========  ===========

Basic and diluted loss per share      $     (0.00) $       0.00  $      (0.00) $      (0.02)
                                      ===========  ============  ============   ===========

Basic and diluted weighted average
  common shares outstanding            35,366,881    35,366,881    35,366,881    33,258,759
                                      ===========  ============  ============   ===========

               The accompanying notes are an integral part of these financial statements.



                                                    4


                                       PARADIGM OIL AND GAS, INC.
                                     (An Exploration Stage Company)
                              Statement of Changes in Stockholders' Equity
                                         (Stated in US Dollars)
                           For the period January 1, 2006 until June 30, 2006
                                              (Unaudited)



                                 Common Stock        Additional                  Other
                            -----------------------   Paid-In    Accumulated  Comprehensive
                              Shares     Par Value    Capital     Deficit        Income        Total
                            ----------  -----------  ----------  ----------   ------------- ----------
Balance at January 1, 2006  35,366,881  $   35,367   $  950,032  $ (403,319)  $      6,746  $  588,826


Net loss, six months ended
  June 30, 2006                     --          --           --    (112,332)            --    (112,332)
Foreign currency
  translation adjustment            --          --           --          --           (933)       (933)
                            ----------  -----------  ----------  ----------   ------------- ----------

Balance at June 30, 2006    35,366,881  $   35,367   $  950,032  $ (515,651)  $      5,813  $  475,561
                            ==========  ===========  ==========  ===========  ============  ==========



               The accompanying notes are an integral part of these financial statements.








                                        PARADIGM OIL AND GAS, INC.
                                      (An Exploration Stage Company)
                                         Statements of Cash Flows
                                          (Stated in US Dollars)
                                               (Unaudited)
                                                                                              July 15,
                                                                                                2002
                                          Three Months Ended          Six Months Ended       (Inception)
                                               June 30,                  June 30,              Through
                                      -------------------------  --------------------------    June 30,
                                           2006        2005          2006          2005         2006
                                      -----------  ------------  ------------   -----------  -----------
Cash flows from operating activities:
  Net income (loss)                   $   (41,952) $     11,156  $   (112,332)  $  (629,989) $ (515,651)
  Items not involving cash:
    Disposal of natural gas and oil
      property, net                            --      (127,349)           --      (127,349)   (127,349)
    Office space and administrative
      support contributed by a
      director                                 --            --            --            --       3,500
    Stock-based compensation                   --            --            --            --      46,500
    Accrued interest                        1,088            --         3,073            --       3,073
                                      -----------  ------------  ------------   -----------  -----------

                                          (40,864)     (116,193)     (109,259)     (757,338)   (589,927)
                                      -----------  ------------  ------------   -----------  -----------

  Changes in non-cash working
   capital items:
    Prepaid expense                            --            --         3,085            --          --
    Accounts payable and accrued
      expenses                             39,181        (2,288)       93,326        (1,788)    103,494
                                      -----------  ------------  ------------   -----------  -----------
        Net cash used in
        operating activities               (1,683)     (118,481)      (12,848)     (759,126)   (486,433)
                                      -----------  ------------  ------------   -----------  -----------

Cash flows provided by (used in)
  investing activities:
    Gain on disposal of mineral
      property                                 --       127,349            --       127,349     127,349
    Acquisition of natural gas and
      oil properties                           --            --            --            --    (643,517)
                                      -----------  ------------  ------------   -----------  -----------
        Net cash provided by
        investing activities                   --       127,349            --       127,349    (516,168)
                                      -----------  ------------  ------------   -----------  -----------

Cash flows provided by financing
  activities:
   Proceeds from officer advance               --            --            --            --       5,000
   Repayment of officer advance                --            --            --            --      (5,000)
   Proceeds from shareholder loan              --            --            --            --      50,000
   Repayment of shareholder loan               --            --            --       (50,000)    (50,000)
   Proceeds from the sale of common
     stock                                     --            --            --       829,500     938,750
   Payments for offering costs                 --            --            --            --      (3,351)
   Proceeds from note payable                 713            --         4,469            --      62,803
                                      -----------  ------------  ------------   -----------  -----------
        Net cash provided by
        financing activities                  713            --         4,469       779,500     998,202
                                      -----------  ------------  ------------   -----------  -----------

Effect of exchange rate changes
  on cash                                     933            (5          (933)         (673)      5,813
                                      -----------  ------------  ------------   -----------  -----------

        Net change in cash                    (37)        8,863        (9,312)      147,050       1,414
                                      -----------  ------------  ------------   -----------  -----------

Cash, beginning of period                   1,451       145,381        10,726         7,194          --
                                      -----------  ------------  ------------   -----------  -----------

Cash, end of period                   $     1,414  $    154,244  $      1,414   $   154,244  $    1,414
                                      ===========  ============  ============   ===========  ===========

Supplemental disclosure of cash
  flow information:
    Income taxes                      $        --  $         --  $         --   $        --  $       --
                                      ===========  ============  =============  ===========  ===========
    Interest                          $        --  $         --  $         --   $        --  $       --
                                      ===========  ============  =============  ===========  ===========

               The accompanying notes are an integral part of these financial statements.

                                                    6

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2006


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

         The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicated the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $515,651 for the period from July 15, 2002 (inception) to June 30, 2006, and has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

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

Cash and Cash Equivalents

         Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2006


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents (continued)

less at the time of issuance to be cash equivalents. At June 30, 2006 and 2005, the Company had no cash equivalents.

Financial Instruments

         The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued liabilities and note payable. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate their carrying values

Mineral Interests

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

Earnings (loss) per Common Share

         Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At June 30, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2006


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

Asset Retirement Obligations

         The Company has adopted SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The company is delinquent in its payments to joint venture partner. CAPL rules dictate we will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such management feels no obligation should be recorded at this time.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2006


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

         The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2006 and 2005, the Company had no overproduced imbalances.

(3)     RELATED PARTY TRANASACTIONS

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2006


(5)     OIL AND GAS INTERESTS
                                                     June 30       December 31
                                                 ------------------------------
                                                      2006            2005
                                                 ------------------------------

Todd Creek Property
         Acquisition cost                        $     298,631   $      298,631
         Cash call                                      52,102           52,102
         Refund                                        (17,022)         (17,022)
         Written off                                   (50,000)         (50,000)
                                                 -------------------------------
                                                       283,711          283,711

Hillsprings Property
         Acquisition cost                              207,383          207,383

Sawn Lake Property
         Farmout and option agreement                  152,423          152,423
                                                 -------------------------------

                                                 $     643,517   $      643,517
                                                 ===============================

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2006


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

(6)     SHAREHOLDES' EQUITY

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2006


(6)     SHAREHOLDRES EQUITY (continued)

         A summary of the status of the Company's stock options is as follows:

                                                                    Weighted
                                                                     Average
                                             June 30  December 31    Exercise
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

(7)     NATURAL GAS AND OIL EXPLORATION RISK

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2006


(8)     NOTE PAYABLE (continued)




                                        June 30,        December 31,
                                          2006              2005

                                        $ 65,876         $ 58,334
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

--------------------------------------------------------------------------------

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING SEPTEMBER 30, 2006 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation, an arms length Calgary, Alberta based private corporation and on January 25, 2005, based on the recommendation of the Board of Directors and the Board's Nominating and Corporate Governance Committee, we finalized the two agreements whereby we have acquired an interest in two exploratory oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. Paradigm paid $207,383 to Win to acquire a 10% working interest in the Hillsprings Property (10-34-5-29W4) and paid $298,631 to Win to acquire a 10% working interest in the Todd Creek Property; On June 18, 2005, the Company received a payment of $147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property and currently holds a 5% interest in the project. The Todd Creek well has been drilled and completed. The operators have the well on "tight hole" status. Further news will be released upon the tight hole status being removed by the operator.

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


HILLSPRINGS PROPERTY

      Paradigm paid $207,383 to Win to acquire a 10% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34,
      Section 29 W4), Alberta, Canada. It is now anticipated that a test well will be drilled on our property interest in 2007. ;

TODD CREEK PROPERTY

      Paradigm has paid a net amount of $151,373 to Win to acquire a 5% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada on which one well has been drilled. Win Energy continues to drill and complete other wells on adjacent acreage

      During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the "13-28 well." The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. To date we have received no revenue from this well due to the fact we owe Win Energy drilling costs.

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

HILLSPRINGS

On December 06, 2004, we entered into a participation proposal with Win Energy Corporation whereby we could acquire an interest in the Hillsprings exploratory oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. On January 25, 2005, based on the recommendation of the Board of Directors and the Board's Nominating and Corporate Governance Committee, Paradigm concluded final payments and finalized the agreements. We have, therefore, acquired a 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M.

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

Our Proposed Petroleum Exploration Program - Plan of Operation - Petroleum
--------------------------------------------------------------------------
Properties
----------

Hillsprings

No wells have been drilled on this property to date. We do not anticipate any wells being drilled on the Hillsprings property this year.

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

Results of Operations
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the six month periods ended June 30, 2006, June 30, 2005 and inception on July 15, 2002 to June 30, 2006 are presented in the following discussion.

Paradigm did not generate any revenues from operations for the quarter ended June 30, 2006 or for the period July 15, 2002 (inception) through June 30, 2006.

Operating expenses for the quarter ended June 30, 2006 totaled $41,952. The Company incurred consulting costs and professional fees of $33,048 were incurred for services performed with respect to oil and gas properties, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to oil and gas exploration $3,578. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we have been AFE'd by Win Energy to begin drilling on the Todd Creek property.

Operating expenses for the quarter ended June 30, 2005 totaled $11,156. The primary expenses incurred were $60,157 for the acquisition of natural gas properties. The company also sold a portion of its property for $127,349. The remaining expenses relate to exploration costs, professional fees, compensation, general administrative, and stock transfer agent fees.

Liquidity and Capital Resources
-------------------------------

As of end of the third quarter on June 30, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2006 was $935,399 as a result of proceeds received from sales of our common stock.

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

As of June 30, 2006, our total assets which consist of oil and gas property and cash amounted to $694,931, and our total liabilities were $161,828. Working capital stood at $1,414.

For the quarter ended June 30, 2006, the net loss was $37,984 ($0.00 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the same period in 2005 the comparative numbers were a net loss of $11,156 and a loss per share of $0.00 based on a weighted average of 35,366,881 common shares outstanding. For the period from inception on July 15, 2002 through June 30, 2006, the cumulative net loss was $515,651.

In November 2005, Paradigm borrowed $58,334 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, June 30, 2006, Paradigm had 35,366,881 common shares issued and outstanding.


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

Item 2. Changes in Securities

Paradigm had 35,366,881 shares of common stock issued and outstanding as of June 30, 2006. Of these shares, 3,450,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

The following reports on Form 8-K were filed during the quarter ended June 30, 2006:

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