Form 10QSB
period 2006-09-30
Paradigm Oil & Gas, Inc.
filed 2007-08-21
CIK 1191354

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated In US Dollars)
                                   (Unaudited)




                                                   September 30,  December 31,
                                                       2006           2005
                                                   ------------  ---------------
                                                                    (Audited)
                       Assets
Cash                                               $      1,305  $       10,726
Prepaid expense                                              --           3,085
                                                   ------------  ---------------
        Total current assets                              1,305          13,811
                                                   ------------  ---------------

Natural gas and oil properties
    Unproved properties                                 643,517         643,517
                                                   ------------  ---------------

        Total assets                                    644,822         657,328
                                                   ============  ===============

         Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities       $    137,991  $       10,168
    Note payable                                         66,893          58,334
                                                   ------------  ---------------

        Total liabilities                               204,884          68,502
                                                   ============  ===============

Stockholders' equity:
    Common stock, $.001 par value; 300,000,000
       shares authorized, authorized,
       35,366,875 shares issued and outstanding          35,367          35,367
    Additional paid-in capital                          950,032         950,032
    Accumulated deficit                                (551,270)       (403,319)
    Cumulative foreign exchange translation
       adjustment                                         5,809           6,746
                                                   ------------  ---------------

        Total stockholders' equity                      439,938         588,826
                                                   ------------  ---------------

                                                   $    644,822  $      657,328
                                                   ============  ===============



   The accompanying notes are an integral part of these financial statements.

                                        PARADIGM OIL AND GAS, INC.
                                      (An Exploration Stage Company)
                                         Statements of Operations
                                          (Stated In US Dollars)
                                               (Unaudited)

                                                                                               July 15,
                                                                                                2002
                                          Three Months Ended          Nine Months Ended      (Inception)
                                            September 30,               September 30,          Through
                                      -------------------------  -------------------------- September 30,
                                         2006           2005         2006          2005          2006
                                      -----------  ------------  ------------  ------------  -----------
Expenses:
  Contributed rent                    $        --  $      1,050  $         --  $      3,150  $    7,150
  Contributed administrative support           --            --            --            --         550
  Rent                                         --         1,999            --         1,999       1,999
  Legal fees                                   --            --            --            --      46,500
  Mineral interest acquisition cost            --            --            --       456,014      53,180
  Mineral interest exploration costs           --            --            --        60,175      30,369
  Natural gas and oil exploration
    costs                                   4,429            --        30,615            --      38,689
  Professional and consulting fees         30,066        19,129       107,205       193,210     358,065
  Compensation                                 --         8,025            --        31,400      38,700
  Office                                      107        11,210           290        34,565      61,701
  Other                                       (85)        4,362         5,666        22,600      37,541
  Interest                                  1,102            --         4,175            --       4,175
  Disposal of natural oil and gas
    property, net                              --            --            --      (127,349)   (127,349)
                                      -----------  ------------  ------------  ------------  -----------
        Total expenses                     35,619        45,775       147,951       675,764     551,270
                                      -----------  ------------  ------------  ------------  -----------

        Net loss                          (35,619)      (45,775)     (147,951)     (675,764)   (551,270)
                                      ===========  ============  ============  ============  ===========

Basic and diluted loss per share      $      (000) $       (000) $       (000) $       (002)
                                      ===========  ============  ============  ============

Basic and diluted weighted average
    common shares outstanding          35,366,881    35,366,881    35,366,881    33,969,189
                                      ===========  ============  ============  ============





                The accompanying notes are an integral part of these financial statements.

                                        PARADIGM OIL AND GAS, INC.
                                      (An Exploration Stage Company)
                                         Statements of Operations
                                          (Stated In US Dollars)
                                               (Unaudited)
                                                                                               July 15,
                                                                                                2002
                                          Three Months Ended          Nine Months Ended      (Inception)
                                            September 30,               September 30,          Through
                                      -------------------------  -------------------------- September 30,
                                         2006           2005         2006          2005          2006
                                      -----------  ------------  ------------  ------------  -----------
Cash flows from operating activities:
  Net income (loss)                   $   (35,619) $    (45,775) $   (147,951) $   (675,764) $ (551,270)
  Items not involving cash:
    Disposal of natural gas and oil
      property, net                            --            --            --      (127,349)   (127,349)
    Office space and administrative
      support contributed by a
      director                                 --            --            --            --       3,500
    Stock-based compensation                   --            --            --            --      46,500
    Accrued interest                        1,102            --         4,175            --       4,175
                                      -----------  ------------  ------------  ------------  -----------

                                          (34,517)      (45,775)     (143,776)     (803,113)   (624,444)
                                      -----------  ------------  ------------  ------------  -----------

  Changes in non-cash working
   capital items:
    Prepaid expense                            --            --         3,085            --          --
    Accounts payable and accrued
      expenses                             34,497           168       127,823        (1,620)    137,991
                                      -----------  ------------  ------------  ------------  -----------
        Net cash used in
        operating activities                  (20)      (45,607)      (12,868)     (804,733)   (486,453)
                                      -----------  ------------  ------------  ------------  -----------

Cash flows provided by (used in)
 investing activities:
  Gain on disposal of mineral
    property                                   --            --            --       127,349     127,349
  Acquisition of natural gas and oil
    properties                                 --            --            --            --    (643,517)
                                      -----------  ------------  ------------  ------------  -----------
        Net cash provided by
        investing activities                   --            --            --       127,349    (516,168)
                                      -----------  ------------  ------------  ------------  -----------

Cash flows provided by financing
 activities:
  Proceeds from officer advance                --            --            --            --       5,000
  Repayment of officer advance                 --            --            --            --      (5,000)
  Proceeds from shareholder loan               --            --            --            --      50,000
  Repayment of shareholder loan                --            --            --       (50,000)    (50,000)
  Proceeds from the sale of common
    stock                                      --            --            --       829,500     938,750
  Payments for offering costs                  --            --            --            --      (3,351)
  Proceeds from note payable                  (85)           --         4,384            --      62,718
                                      -----------  ------------  ------------  ------------  -----------
        Net cash provided by
        financing activities                  (85)           --         4,384       779,500     998,117
                                      -----------  ------------  ------------  ------------  -----------

Effect of exchange rate changes on
  cash                                         (4)        4,811          (937)        4,138       5,809
                                      -----------  ------------  ------------  ------------  -----------

        Net change in cash                   (109)      (40,796)       (9,421)      106,254       1,305
                                      -----------  ------------  ------------  ------------  -----------

Cash, beginning of period                   1,414       154,244        10,726         7,194          --
                                      -----------  ------------  ------------  ------------  -----------

Cash, end of period                   $     1,305  $    113,448  $      1,305  $    113,448  $    1,305
                                      ===========  ============  ============  ============  ===========

Supplemental disclosure of cash flow information:
    Income taxes                      $        --  $         --  $         --  $         --  $       --
                                      ===========  ============  ============  ============  ===========
    Interest                          $        --  $         --  $         --  $         --  $       --
                                      ===========  ============  ============  ============  ===========


                The accompanying notes are an integral part of these financial statements.

                                                    5

                                              PARADIGM OIL AND GAS, INC.
                                            (An Exploration Stage Company)
                                     Statement of Changes in Stockholders' Equity
                                                (Stated In US Dollars)
                                                      (Unaudited)


                                             Common Stock         Additional                    Other
                                      -------------------------    Paid-In     Accumulated  Comprehensive
                                         Shares     Par Value      Capital       Deficit       Income        Total
                                      -----------  ------------  ------------  ------------  -----------  -----------
Balance at January 1, 2006             35,366,881  $     35,367  $    950,032  $   (403,319) $     6,746  $  588,826

    Net loss, nine months ended
      September 30, 2006                       --            --            --      (147,951)          --    (147,951)
    Foreign currency translation
      adjustment                               --            --            --            --         (937)       (937)
                                      -----------  ------------  ------------  ------------  -----------  -----------

Balance at September 30, 2006          35,366,881  $     35,367  $    950,032  $   (551,270) $     5,809  $  439,938
                                      ===========  ============  ============  ============  ===========  ===========





                      The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated In US Dollars)
                               September 30, 2006


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

         The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicated the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the nine month period ended September 30 , 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $551,270 for the period from July 15, 2002 (inception) to September 30, 2006, and has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated In US Dollars)
                               September 30, 2006


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents (continued)

Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2006 and 2005, the Company had no cash equivalents.

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

Oil and Gas Interests

         The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying the retaining unproved properties and exploratory dry hole drilling costs, are expensed. Costs of drilling and equipping productive wells, including development drill holes and related production facilities are capitalized.

Earnings (loss) per Common Share

         Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At September 30, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated In US Dollars)
                               September 30, 2006


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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated In US Dollars)
                               September 30, 2006


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

Revenue Recognition

         The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At September 30, 2006 and 2005, the Company had no overproduced imbalances.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated In US Dollars)
                               September 30, 2006


(5)     OIL AND GAS INTERESTS

                                                   September 30    December 31
                                                   -----------------------------
                                                      2006           2005
                                                   -----------------------------

Todd Creek Property
         Acquisition cost                          $    298,631         298,631
         Cash call                                       52,102
                                                                         52,102
         Refund                                         (17,022)        (17,022)
         Written off                                    (50,000)        (50,000)
                                                   -----------------------------
                                                        283,711         283,711

Hillsprings Property
         Acquisition cost                               207,383         207,383

Sawn Lake Property
         Farmout and option agreement                   152,423         152,423
                                                   -----------------------------

                                                   $    643,517  $      643,517
                                                   =============================

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated In US Dollars)
                               September 30, 2006


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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated In US Dollars)
                               September 30, 2006


         b) Stock Options

(6)     Shareholders Equity (continued)

         The 2004 Stock for services compensation plan reserve up to 1,000,000 of the company's shares for incentive stock options at prices to be determined by the Board of Directors and the Compensation and Nominating and Corporate Governance Committees.

         A summary of the status of the Company's stock options is as follows:




                                                                   Weighted
                                                                   Average
                                     September 30   Decembe 31     Exercise
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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated In US Dollars)
                               September 30, 2006


(8)     NOTE PAYABLE

         The Company is indebted under a note payable, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms.


                                       September 30, 2006   December 31, 2005

                                            $ 66,893             $ 58,334
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

HILLSPRINGS

On December 06, 2004, we entered into a participation proposal with Win Energy Corporation whereby we could acquire an interest in the Hillsprings exploratory oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. On January 25, 2005, based on the recommendation of the Board of Directors, Paradigm concluded final payments and finalized the agreements. We have, therefore, acquired a 5% interest in one section (640 acres) of land located at
Section 34, Township 5, Range 29 W4M.

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

Offices
-------

Our offices are located at 31 Walmer Rd, Suite 6, Toronto ON, M5R 2W7

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

Results of Operations
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the nine month periods ended September 30, 2006, September 30, 2005 and inception on July 15, 2002 to September 30, 2006 are presented in the following discussion.

Paradigm did not generate any revenues from operations for the quarter ended September 30, 2006 or for the period July 15, 2002 (inception) through September 30, 2006.

Operating expenses for the quarter ended September 30, 2006 totaled $35,619. The Company incurred consulting costs and professional fees of $30,066 were incurred for services performed with respect to oil and gas properties, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to oil and gas exploration $4,429.

The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we have been AFE'd by Win Energy to begin drilling on the Todd Creek property.

Operating expenses for the quarter ended September 30, 2005 totaled $675,764. The primary expenses incurred were $456,014 for the acquisition of natural gas properties. The remaining expenses relate to exploration costs, professional fees, compensation, general administrative, and stock transfer agent fees.

Liquidity and Capital Resources
-------------------------------

As of end of the third quarter on September 30, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2006 was $935,399 as a result of proceeds received from sales of our common stock.

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

As of September 30, 2006, our current assets which consist entirely of cash amounted to $1,305, and our total liabilities were $204,884. Working capital stood at $(203,579).

For the quarter ended September 30, 2006, the net loss was $35,619 ($0.00 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the same period in 2005 the comparative numbers were a net loss of $45,775 and a loss per share of $0.00 based on a weighted average of 35,366,881 common shares outstanding. For the period from inception on July 15, 2002 through September 30, 2006, the cumulative net loss was $551,270.

In November 2005, Paradigm borrowed $58,000 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, September 30, 2006, Paradigm had 35,366,881 common shares issued and outstanding.

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

Item 2. Changes in Securities

Paradigm had 35,366,881 shares of common stock issued and outstanding as of September 30, 2006. Of these shares, 3,450,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

The following reports on Form 8-K were filed during the quarter ended September 30, 2006:

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