Form 10KSB
period 2006-12-31
Paradigm Oil & Gas, Inc.
filed 2007-08-22
CIK 1191354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

        This Form 10-KSB is amended to correct the originally filed draft financial statements which were filed as a result of a clerical error

                            -------------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                   Nevada                                   33-1037546
   ----------------------------------------          -----------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

            31 Walmer Rd Suite 6,
           Toronto Ontario, Canada                            M5R 2W7
   ----------------------------------------          -----------------------
   (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (416) 928-3095

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

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

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ |X| ]

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
31,616,881 common shares at $0.033 (1) = $1,043,355. (1) last traded/closing price for the common equity at the closing of the market on April 16, 2007.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 35,366,881 common shares issued and outstanding as of March 31, 2007

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes [    ] No [ X ]

                                                                               3
--------------------------------------------------------------------------------

                                     PART I
Item 1. Description of Business.

            Cautionary Statement Regarding Forward-Looking Statements
            ---------------------------------------------------------

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

Development      A well drilled within the proved area of an oil or gas
Well             reservoir to the depth of a stratigraphic horizon known to be productive.

Drill Spacing    The area prescribed by applicable well spacing regulations for
Units (DSUs)     the granting of a permit for the drilling of a well; the area of land assigned in the granting of a well permit; the area in which it has been determined by regulation that one well can efficiently drain. The size of the DSU may vary from 10 acres in oil fields to 640 acres (one section) in gas fields.

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

Infill           The drilling of an additional well or wells provided for by
Drilling         an existing spacing order to more adequately drain a reservoir.

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

                            Description of Business
                            -----------------------

Overview
--------

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002. On February 7, 2005 we changed our name to Paradigm Oil And Gas, Inc..

From July, 2002 to December, 2004, we were in the business of the exploration and development of a mineral property of approximately 1,236 acres in size in south-western, British Columbia. The property was without known reserves and our program was exploratory in nature. The Board of Directors decided to abandon its interest in this mineral property on August 26, 2005.

We are now engaged in the exploration, development, acquisition and operation of oil and gas properties. Because oil and gas exploration and development requires significant capital and our assets and resources are limited, we participate in the oil and gas industry through the purchase of small interests in either producing wells or oil and gas exploration and development projects.

Business of Issuer

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in the Southern Alberta Foothills area in Canada; and North Central Alberta, Canada.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Petroleum exploration
---------------------

On December 06, 2004, we entered into two participation proposal agreements with Win Energy Corporation, an arms-length Calgary, Alberta based private corporation whereby the Corporation could acquire an interest in two oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014 (subsequently reduced to $358,756 with the sale of half of the interest back to Win in June, 2005). On January 25, 2005, the Corporation concluded final payments and finalized the agreements.

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

Market for Our Products and Services

Each oil and gas property that we now own and those that we may later acquire a percentage of interest in, will have an operator who will be responsible for marketing production.

The availability of a ready market for oil and gas, and the prices of such oil and gas, depends upon a number of factors, which are beyond our control. These include, among other things:

         o    the level of domestic production;
         o    actions taken by foreign oil and gas producing nations;
         o    the availability of pipelines with adequate capacity;
         o    the availability and marketing of other competitive fuels;
         o    fluctuating and seasonal demand for oil, gas and refined products;
              and
         o the extent of governmental regulation and taxation (under both present and future legislation) of the production, importation, refining, transportation, pricing, use and allocation of oil, gas, refined products and alternative fuels.

In view of the many uncertainties affecting the supply and demand for crude oil, gas and refined petroleum products, it is not possible to predict accurately the prices or marketability of the gas and oil produced for sale.

Competition

The oil producing properties and exploratory drilling prospects, and gas industry is highly competitive in all its phases. Properties in which we have an interest will encounter strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain their properties.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2006 or 2005.

Existing and Probable Governmental Regulation

We monitor and comply with current government regulations that affect our activities, although our operations may be adversely affected by changes in government policy, regulations or taxation. There can be no assurance that we will be able to obtain all of the necessary licenses and permits that may be required to carry out our exploration and development programs. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies operating in the areas in which we operate.

Canadian Government Regulation

The natural gas and oil industry is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies of similar size.

Pricing and Marketing Natural Gas

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m3/day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

The government of Alberta also regulates the volume of natural gas that may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Royalties and Incentives

In addition to federal regulation, each province has legislation and regulations that govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of natural gas and oil production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced.

Land Tenure

Crude natural gas and oil located in the western provinces is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce natural gas and oil pursuant to leases, licenses and permits for varying terms from two years and on conditions set forth in provincial legislation including requirements to perform specific work or make payments. Natural gas and oil located in such provinces can also be privately owned and rights to explore for and produce such natural gas and oil are granted by lease on such terms and conditions as may be negotiated.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws. However, costs could occur at any time through industrial accident or in connection with a terrorist act or a new project. Costs could extend into the millions of dollars for which we could be totally liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

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

Oil and Gas Employees
---------------------

At present, we have no employees, other than Mr. Juliar, our officer and director. Mr. Juliar provides management services for Paradigm on a month-to-month basis whereby he provides certain management services with respect to the financial planning and corporate affairs management of the Corporation. Mr. Juliar does not receive any compensation for his services. There is no formal agreement in place with Mr. Juliar. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

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

None
                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview
--------

The common shares of Paradigm Oil and Gas, Inc. are quoted on the Pink Sheets.

On December 31, 2006, the shareholders' list of our common shares showed 18 registered shareholders holding 12,865,382 shares and various broker-dealers holding 22,501,499 shares in an indeterminate number of names. There were 35,366,881 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there approximately 1,500 additional beneficial shareholders beyond the 17 registered shareholders as of December 31, 2006.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

                           High         Low

Fiscal 2005

     First Quarter         $0.48       $0.68
     Second Quarter        $0.58       $0.19
     Third Quarter         $0.22       $0.125
     Fourth Quarter        $0.775      $0.18

Fiscal 2006

     First Quarter         $0.14       $0.27
     Second Quarter        $0.39       $0.11
     Third Quarter         $0.12       $0.05
     Fourth Quarter        $0.07       $0.03

Dividend Policy
---------------

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Equity Compensation Plan Information
------------------------------------

None

Recent Sales of Unregistered Securities
---------------------------------------

None

Changes in Securities
---------------------

The Corporation had 35,366,875 shares of common stock issued and outstanding as of December 31, 2006. There were no new common shares issued in 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING DECEMBER 31, 2006 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

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

Results of Operations
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the years ended December 31, 2006, December 31, 2005 and July 15, 2002 (Inception) through December 31, 2006 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition and three petroleum projects, for corporate expenses, expenses incurred in the phase I mineral exploration program, the costs of drilling three oil and gas wells and to repay outstanding indebtedness.

Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2005 was $ 938,750 as a result of proceeds received from sales of our common stock, advances from officers (repaid), proceeds of a shareholder loan (repaid) payments for offering costs, less payments for offering costs and the proceeds from a note payable.

We have not generated any revenues from any of our operations for the year ended December 31, 2005 or for any prior period.

REVENUES
--------

REVENUE: Gross revenue for the year ended December 31, 2006 remained at $0 compared to the year ended December 31, 2005 of $0. To date, we have not generated any revenues from our mineral exploration business (now abandoned and written off) nor from our petroleum exploration activities.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and farmin projects, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2006 was $837,834.During the similar period ended December 31, 2005, $837,834 was provided by financing activities. From inception on July 15, 2002 to December 31, 2005 $938,750 net cash was provided as a result of proceeds received from sales of our common stock and other noted items.

No other shares or warrants or options were issued in the most recent fiscal year.

EXPENSES
--------

SUMMARY - During the year ended December 31, 2006, Paradigm incurred operating expenses of $254,434 as compared to $198,449 for the similar period last year and a total of $687,753 for the period from inception on July 15, 2002 to December 31, 2006. The increase in the current year's spending can be attributed to the Corporation moving forward with its business plan and carrying out the first phase exploration program on its mineral property as well as seeking out projects of merit in the petroleum exploration field. The costs incurred can be further subdivided into the following categories.

CONTRIBUTED EXPENSES: The was $0 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended December 31, 2006 while $4,200 was incurred in the year ended December 31, 2005. For the period July 15, 2002 (inception) through December 31, 2006, a total of $7,150 in contributed expenses has been reflected in the financial statements.

NATURAL GAS AND OIL EXPLORATION COSTS: Paradigm spent $108,677 in natural gas & oil exploration costs in the year ended December 31, 2006 while $8,074 in such costs were incurred in the year ended December 31, 2005.

PROFESSIONAL FEES: Paradigm incurred $137,206 in professional fees for the fiscal year ended on December 31, 2006 as compared to $213,043 for the previous fiscal year. Professional fees decreased upon the resignation of Wiktor Musial our former president. From inception to December 31, 2006, we have incurred $388,066 in professional fees mainly spent on legal, administrative, engineering and accounting matters.

COMPENSATION: There was $0 in compensation costs were incurred for the fiscal year ended on December 31, 2006 and a total of $31,400 was incurred in the previous fiscal year which ended on December 31, 2005. The amount of compensation decreased as we moved to using contractors. From inception to December 31, 2006 a total of $38,700 has been charged to the compensation account.

OFFICE EXPENSES: $390 in office costs were incurred in the past year which ended on December 31, 2006. By comparison, $43,798 was incurred for previous fiscal year ended December 31, 2005. For the period July 15, 2002 (inception) through December 31, 2006 a total of $61,801 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006 or from the date of inception. However, Paradigm has incurred operating losses and approximately $615,827, which, if unutilized, will expire through to 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in the financial statements, and have been offset by a valuation allowance.

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

Plan of Operation
-----------------

For the current fiscal year we will concentrate our efforts on our projects in the petroleum sector.

We await results of the Todd Well. No further operations are planned at this point in time on the Sawn lake project. We await drilling and completion of the Hillsprings well in south-western Alberta.

Following industry trends and demands, we are also considering the acquisition of other petroleum properties or an interest in such projects. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources
-------------------------------

As of end of the fiscal year on December 31, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2006 was $0. By comparison for the similar period last year, we raised $837,834 as the result of proceeds from the sale of common shares. From inception on July 15, 2002 to December 31, 2005 we have been successful in raising $938,250 as a result of proceeds received from sales of our common stock.

As of December 31, 2006, our total assets which consist of cash and prepaid expenses amounted to $1,155 and our total liabilities were $307,278. Working capital stood at $(306,123).

For the year ended December 31, 2006, our net loss was $ 254,434 ($0.01 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $198,449 and a loss per share of $0.00 per share based on a weighted average of 34,346,186 shares outstanding. Since inception on July 15, 2002 to December 31, 2005 we have incurred a net loss of $657,753.

Future Operations
-----------------

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2007. Management projects that we will require an additional capital to fund our ongoing operating expenses and working capital requirements for the next twelve months.

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

Application of Critical Accounting Policies
-------------------------------------------

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

Going Concern
-------------

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

Research and Development
------------------------

Research costs are expensed as incurred. During the year, $0 (2004 - $0) was incurred on research and development.

Item 7. Financial Statements.

                                                                           Page
                                                                          ------

Report of Independent Registered Public Accounting Firm.................   F-2

Balance Sheets at December 31, 2006 and 2005............................   F-3

Statements of Operations for the years ended
     December 31, 2006 and 2005, and from July 15,
     2002 (inception) through  December 31, 2006........................   F-4

Statement of Changes in Stockholders Equity (Deficit)
     for the period from July 15, 2002 (inception)
     through December 31, 2006..........................................   F-5.

Statements of Cash Flows for the years ended
     December 31, 2006 and 2005, and from July 15,
     2002 (inception) through December 31, 2006.........................   F-6

Notes to Financial Statements...........................................   F-7

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                             December 31,
                                                          2006           2005
                                     Assets
Cash                                                   $    1,155    $   10,726
Prepaid expense                                                --         3,085
                                                       ----------    -----------
          Total current assets                              1,155        13,811
                                                       ----------    -----------

Natural gas and oil properties
    Unproved properties                                   643,517       643,517
                                                       ----------    -----------

          Total assets                                 $  644,672    $  657,328
                                                       ==========    ===========

                      Liabilities and Stockholders' Equity

Liabilities:
    Accounts payable and accrued expenses              $  242,064    $   10,168

    Note payable                                           65,214        58,334
                                                       ----------    -----------

          Total current liabilities                       307,278        68,502
                                                       ----------    -----------

Stockholders' equity:
    Common stock, $001 par value; 300,000,000
       shares authorized, 35,366,881 shares
       issued and outstanding                              35,367        35,367
    Additional paid-in capital                            950,032       950,032
    Accumulated deficit                                  (657,753)     (403,319)
    Cumulative foreign exchange translation
      adjustment                                            9,748         6,746
                                                       ----------    -----------

          Total shareholders' equity                      337,394       588,826
                                                       ----------    -----------

                                                       $  644,672    $  657,328
                                                       ==========    ===========


   The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                                      July 15,
                                                                        2002
                                              For the Year Ended    (Inception)
                                                  December 31,        Through
                                             ---------------------- December 31,
                                               2006         2005        2006
                                             ----------  ----------  -----------
Expenses:
  Contributed rent                           $       --  $    4,200  $    7,150
  Contributed administrative support                 --          --         550
  Rent                                               --       1,999       1,999
  Legal fees                                         --          --      46,500
  Mineral interest acquisition costs                 --          --      53,180
  Mineral interest exploration costs                 --          --      30,369
  Natural gas and oil exploration costs         108,677       8,074     116,751
  Professional and consulting fees              137,206     213,043     388,066
  Compensation                                       --      31,400      38,700
  Office                                            390      43,798      61,801
  Other                                           2,902      23,284      34,777
  Interest                                        5,259          --       5,259
  Disposal of natural oil and gas
    property, net                                    --    (127,349)   (127,349)
                                             ----------  ----------  -----------
       Total expenses                           254,434     198,449     657,753
                                             ----------  ----------  -----------

       Net loss                              $ (254,434) $ (198,449) $ (657,753)
                                             ==========  ==========  ===========

Basic and diluted loss per share             $     (001) $     (001)
                                             ==========  ==========

Basic and diluted weighted average
    common shares outstanding                35,366,881  34,346,186
                                             ==========  ==========









                   The accompanying notes are an integral part
                         of these financial statements.

                                                                             F-4

                                   PARADIGM OIL AND GAS, INC
                                 (An Exploration Stage Company)
                     Statement of Changes in Stockholders' Equity (Deficit)
                                     (Stated in US Dollars)


                                                                             Other
                                   Common Stock      Additional             Compre-
                               --------------------   Paid-In  Accumulated  hensive
                                 Shares   Par Value   Capital    Deficit    Income     Total
                               ----------  --------  ---------  ----------  -------  ---------
Balance at July 15, 2002
  (inception)                          --  $     --  $      --  $       --  $    --  $     --

July 2002, common stock sold
  to an officer ($0001/share)   7,500,000     7,500     (2,500)         --       --     5,000
August to September 2002,
  common stock sold in
  private stock offering
  ($0005/share)                 7,800,000     7,800     18,200          --       --    26,000
Office space and
  administrative support
  contributed by a director            --        --        700          --       --       700
Net loss, period ended
  December 31, 2002                    --        --         --     (12,149)      --   (12,149)
                               ---------------------------------------------------------------

Balance at December 31, 2002   15,300,000    15,300     16,400     (12,149)      --    19,551

Office space and
  administrative support
  contributed by a director            --        --      1,400          --       --     1,400
Net loss, year ended
  December 31, 2003                    --        --         --     (26,692)      --   (26,692)
Foreign currency translation
  adjustment                           --        --         --          --       99        99
                               ---------------------------------------------------------------

Balance at December 31, 2003   15,300,000    15,300     17,800     (38,841)      99    (5,642)

February and March 2004, sale
  of common stock at $020
  per share, net of offering
  costs of $3,351                 586,875       587     74,312          --       --    74,899
December 2004, common stock
  issued in exchange for
  legal services               13,950,006    13,950     32,550          --       --    46,500
Office space and
  administrative support
  contributed by a director            --        --      1,400          --       --     1,400
Net loss, year ended
  December 31, 2004                    --        --         --    (166,029)      --  (166,029)
Foreign currency translation
  adjustment                           --        --         --          --    3,066     3,066
                               ---------------------------------------------------------------

Balance at December 31, 2004   29,836,881    29,837    126,062    (204,870)   3,165   (45,806)

January and February 2005,
  sale of common stock at
  $015 per share                5,530,000     5,530    823,970          --       --   829,500
Net loss, year ended
  December  31,  2005                  --        --         --    (198,449)      --  (198,449)
Foreign  currency translation
  adjustment                           --        --         --          --    3,581     3,581
                               ---------------------------------------------------------------

Balance at December 31, 2005   35,366,881    35,367    950,032    (403,319   )6,746   588,826

Net loss, year ended
  December 31, 2006                    --        --         --    (254,434)      --  (254,434)
Foreign currency translation
  adjustment                           --        --         --          --    3,002     3,002
                               ---------------------------------------------------------------

Balance at December 31, 2006   35,366,881  $ 35,367  $ 950,032  $ (657,753) $ 9,748  $ 337,394
                               ===============================================================



           The accompanying notes are an integral part of these financial statements.


                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                                      July 15,
                                                                        2002
                                              For the Year Ended    (Inception)
                                                  December 31,        Through
                                             ---------------------- December 31,
                                               2006         2005        2006
                                             ----------  ----------  -----------

Cash flows from operating activities:
  Net income (loss)                          $ (254,434) $ (198,449) $ (657,753)
  Items not involving cash:
    Disposal of natural gas and oil
      property, net                                  --    (127,349)   (127,349)
    Office space and administrative support
      contributed by a director                      --          --       3,500
    Stock-based compensation                         --          --      46,500
    Accrued interest                              5,259          --       5,259
                                             ----------  ----------  -----------

                                               (249,175)   (325,798)   (729,843)

  Changes in non-cash working capital items:
    Prepaid expense                               3,085      (3,085)         --
    Accounts payable and accrued expenses       231,896       7,168     242,064
                                             ----------  ----------  -----------
        Net cash used in
        operating activities                    (14,194)   (321,715)   (487,779)
                                             ----------  ----------  -----------

Cash flows provided by (used in)
  investing activities:
    Proceeds on disposal of natural gas
      and oil property                               --     127,349     127,349
    Acquisition of natural gas and
      oil properties                                 --    (643,517)   (643,517)
                                             ----------  ----------  -----------
        Net cash provided by
        investing activities                         --    (516,168)   (516,168)
                                             ----------  ----------  -----------

Cash flows provided by financing activities:
    Proceeds from officer advance                    --          --       5,000
    Repayment of officer advance                     --          --      (5,000)
    Proceeds from shareholder loan                   --          --      50,000
    Repayment of shareholder loan                    --     (50,000)    (50,000)
    Proceeds from the sale of common stock           --     829,500     938,750
    Payments for offering costs                      --          --      (3,351)
    Proceeds from note payable                    1,621      58,334      59,955
                                             ----------  ----------  -----------
        Net cash provided by
        financing activities                      1,621     837,834     995,354
                                             ----------  ----------  -----------

Effect of exchange rate changes on cash           3,002       3,581       9,748
                                             ----------  ----------  -----------


        Net change in cash                       (9,571)      3,532       1,155
                                             ----------  ----------  -----------

Cash, beginning of period                        10,726       7,194          --
                                             ----------  ----------  -----------

Cash, end of period                          $    1,155  $   10,726  $    1,155
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

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 1 - BASIS OF PRESENTATION

a)   Organization

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

b)   Going Concern

     These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $657,753 for the period from July 15, 2002 (inception) to December 31, 2006, and has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b)   Cash and Cash Equivalents

     Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balances sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2006 and 2005, the Company had no cash equivalents.

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c)   Financial Instruments

     The Company's financial instruments consist of cash and accounts payable and accrues expenses and note payable.

     It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate their carrying values.

d)   Mineral Interests

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

f)   Oil and Gas Interests

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

g)   Earnings (loss) per Common Share

     Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At December 31, 2006 and 2005, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

m)   Asset Retirement Obligations

     The Company has adopted SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES (continued)

m)   Asset Retirement Obligations (continued)

assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The Company is delinquent in its payments to the joint venture partner. CAPL rules dictate the company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such management feels no obligation should be recorded at this time.

n)   Joint Ventures

     All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company's proportionate interest in such activities.

o)   Environmental Protection and Reclamation Costs

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

p)   Impairment of Long-Lived Assets

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

q)   Revenue Recognition

     The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2006 and 2005, the Company had no overproduced imbalances.

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

     a) In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140". This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

     b) In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140." This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

     c) In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

     d) In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS (continued)

     e) In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations.

     f) In September 2006, the SEC announced Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - MINERAL PROPERTY

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

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 6 - NATURAL GAS AND OIL PROPERTIES

                                                         December 31
                                               ---------------------------------
                                                     2006           2005
                                               ---------------------------------

Todd Creek Property
         Acquisition cost                      $      298,631  $      298,631
         Cash call                                     52,102          52,102
         Refund                                       (17,022)        (17,022)
         Written off                                  (50,000)        (50,000)
                                                 -----------------------------
                                                      283,711         283,711

Hillsprings Property
         Acquisition cost                             207,383         207,383

Sawn Lake Property
         Farmout and option agreement                 152,423         152,423
                                               ---------------------------------

                                               $      643,517  $      643,517
                                               =================================

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

     Todd Creek Property
     -------------------

     During January 2005, the Company paid Win $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (10-34-5-29W4) located in Alberta, Canada. On June 18, 2005, the Company received a payment of $ 147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property. During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 6 - NATURAL GAS AND OIL PROPERTIES (continued)

     Todd Creek Property (continued)
     -------------------------------

depth. The well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The company has received no revenue from this well as the company has not paid to Win the full share of the costs of drilling or to tie in the well To date the company has received no further information about the Todd Creed project. The company does not expect to receive further information from the operator until the Company has paid the outstanding invoices in full.

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

NOTE 7 - NATURAL GAS AND OIL EXPLORATION RISK

a)   Exploration Risk

     The Company's future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon ) production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


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

c)   Credit Risk

     A substantial portion of the Company's accounts receivable is with joint venture partners in the oil and gas industry and is subject to normal industry credit risks

d)   Foreign Operations Risk

     The Company is exposed to foreign currency fluctuations, political risks, price controls and varying forms of fiscal regimes or changes thereto which may impair its ability to conduct profitable operations as it operates internationally and holds foreign denominated cash and other assets.

NOTE 8 - NOTE PAYABLE

     The Company is indebted under a note payable, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms.

                                      December 31, 2006     December 31, 2005

                                           $ 65,214              $ 58,334
1132559 Alberta Ltd

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 9 - CAPITAL STOCK

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

     A summary of the status of the Company's stock options is as follows:

                                                                       Weighted
                                                                        Average
                                                December 31            Exercise
                                             2006        2005            Price
--------------------------------------------------------------------------------

Balance outstanding at beginning of year,      -          -                -
Options granted during the year                -       200,000      $    0.50
Options cancelled during the year              -      (200,000)            -
--------------------------------------------------------------------------------
Balance outstanding at end of year                        -                -
================================================================================

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 10 - INCOME TAXES

a)   Income Tax Provision:

     The provision for income taxes differs from the result which would be obtained by applying the statutory rate of 34% to income before income taxes. The difference results from the following:


                                                           December 31
                                                 -------------------------------
                                                      2006            2005

      Loss before income taxes                   $   (254,434)   $     (198,449)
                                                 ===============================
      Income tax benefit at 34% (estimated)      $     86,508    $       67,473
      Unrecognized benefit of operating loss
         carry forwards                               (86,508)          (67,473)
                                                 -------------------------------
      Income tax benefit                         $          -    $            -
                                                 ===============================



b) Significant components of the Company's deferred income tax assets are as follows:

                                                           December 31
                                                 -------------------------------
                                                      2006            2005
                                                 -------------------------------

      Operating loss carry-forwards              $      574,204  $      319,770
      Mineral interest and natural gas and
         oil properties                                  41,623          41,623
                                                 -------------------------------

                                                        615,827         361,393
      Statutory tax rate                                  34.0%           34.0%
                                                 -------------------------------

      Deferred income tax asset                         209,382         122,874
      Valuation allowance                             (209,3821)       (122,874)
                                                 -------------------------------

      Net deferred tax assets                    $            -  $            -
                                                 ===============================

     The Company has incurred operating losses of approximately $575,000, which, if unutilized, will expire through to 2026. Subject to certain restrictions, the Company has mineral interest and natural gas and oil expenditures of approximately $41,600 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

     The Company accounts for corporate income taxes in accordance with SFAS No. 109 - Accounting for Income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are not recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognizes as set forth below in the period that includes the enactment date.

                            PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2006


NOTE 10 - INCOME TAXES (continued)

     The Company has a deferred tax asset relating to the depreciation and depletion difference between generally accepted accounting principles and tax and relating to the Company's net operation losses, which totaled approximately $575,000 at December 31, 2006, and which has been fully offset by a valuation allowance. The Company does not have any other significant deferred tax assets or liabilities. The net operating loss carry forwards are available to offset future taxable in come of the Company. These net operating losses expire through 2026.

NOTE 11 - CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this report, Marc Juliar, the Company's CEO and CFO, has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Marc Juliar concluded that the Company's disclosure controls and procedures are effective at December 31, 2006. There have been no changes in the Company's internal controls over financial reporting in connection with this evaluation that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to management, including the Company's CEO, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information

Code of Ethics

The Board of Directors on January 17, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with the annual report in 2005, as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

--------------------------------------------------------------------------------
    Name       Position Held with the      Age    Date First Elected / Appointed
                    Corporation
--------------------------------------------------------------------------------
Marc Juliar    President, Secretary,       29     September 30, 2006
               Treasurer and Director
--------------------------------------------------------------------------------

Business Experience
-------------------

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Marc Juliar, is an independent contractor to the Film, Music Video and T.V. Commercial production business. Mr. Juliar has held many positions in the film and production business. Mr. Juliar was an officer and director of Kodiak Energy
(KDKN), Inc. from April 2004 to January 2006. Mr. Juliar is the President and Director of Aamaxan Transport, Inc. (AMXT) Mr. Juliar attended the University of Toronto located in Toronto, Ontario.

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

Paradigm does not have any committees of the board of directors at this time. The board of directors does not have a nominations committee because there is one director and shareholder suggestions would be known to the entire board. As such, the board of directors believes there will be sufficient communication by shareholders with the board about matters and nominees to be brought to its attention.

Paradigm's sole director functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. Paradigm's board of directors has determined that its director is not an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Paradigm's board of directors has determined, however, that its director is able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that its director has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2006 and 2005 except for Mr. Musial who received $2,500 in 2006 and $7,500 in 2005 in compensation under a management services agreement for the provision of certain management services to Paradigm and Mr. Musial who received $7,500 in compensation for the provision of certain management services to Paradigm. No other executive officer of our company received annual salary and/or bonus.

During the year ended December 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

We have no plan for compensating our directors for their service. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of January 30, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

--------------------------------------------------------------------------------
  Name and Address of            Amount and Nature of           Percentage
  Beneficial Owner               Beneficial Ownership           of Class(1)
--------------------------------------------------------------------------------
Walter Musial, Calgary, Alta.             0                          0
--------------------------------------------------------------------------------
Marc Juliar, Toronto, On              3,750,000                    9.75%
================================================================================
Directors and Officers                    0                          0
(as a group)
================================================================================

     (1) Based on 35,366,881 shares outstanding as of January 30, 2007 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

Between January 01 and September 30, 2005 Paradigm was a party to a management services agreement between the Corporation and Robert L. Pek whereby Mr. Pek provided certain management services to Paradigm for a payment of $2,500 per month under the agreement. The agreement was mutually terminated with Mr. Pek's resignation on September 30, 2005.

Wiktor Musial, the former President and Director of the Company was paid $2,500 in fees in 2006.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended December 31, 2006:

         *    April 30, 2006 - Other Events - Change of offices.
         * November 14, 2006 - Change of Control and Change of Officer and Directors

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Telford Sandovnick, P.L.L.C. for the audit of the Company's financial statements as of and for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by Telford Sandovnick, P L.L.C. during those periods.

                                                   Years Ended
                                              2006            2005
                                           -------------------------

            Audit Fees                     $12,000(1)        $12,656
            Audit related fees             $     -           $     -
            Tax Fees                       $                 $     -

(1) Audit related fees are for assurance related services. 2006 fees are an estimate.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PARADIGM OIL AND GAS, INC.
                                  --------------------------
                                  (Registrant)


                                  By: /s/ "Marc Juliar"

                                  Marc Juliar, Director and Chief Executive
                                  Officer and Chief Financial Officer)

                                  Date: August 21, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





















--------------------------------------------------------------------------------