Form 10KSB/A
period 2006-12-31
Paradigm Oil & Gas, Inc.
filed 2007-08-24
CIK 1191354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

Farm-In          See Farm-out (following)

Farm-Out An agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion hereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" and the assignor issues a "farm-out."

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

None

Recent Sales of Unregistered Securities
---------------------------------------

None

Changes in Securities
---------------------

The Corporation had 35,366,881 shares of common stock issued and outstanding as of December 31, 2006. There were no new common shares issued in 2006.

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

Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2005 was $ 995,354 as a result of proceeds received from sales of our common stock, advances from officers (repaid), proceeds of a shareholder loan (repaid) payments for offering costs, less payments for offering costs and the proceeds from a note payable.

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

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and farmin projects, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2006 was $1,621. During the similar period ended December 31, 2005, $837,834 was provided by financing activities. From inception on July 15, 2002 to December 31, 2005 $995,354 net cash was provided as a result of proceeds received from sales of our common stock and other noted items.

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

NATURAL GAS AND OIL EXPLORATION COSTS: Paradigm incurred $108,677 in natural gas & oil exploration costs in the year ended December 31, 2006 while $8,074 in such costs were incurred in the year ended December 31, 2005.

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

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2006 was $1,621. By comparison for the similar period last year, we raised $837,834 as the result of proceeds from the sale of common shares and the proceeds of a note payable and repayment of shareholder loans. From inception on July 15, 2002 to December 31, 2005 we have been successful in raising $938,250 as a result of proceeds received from sales of our common stock.

As of December 31, 2006, our total assets which consist of cash amounted to $1,155 and our total liabilities were $307,278. Working capital stood at $(306,123).

For the year ended December 31, 2006, our net loss was $ 254,434 ($0.01 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $198,449 and a loss per share of $0.01 per share based on a weighted average of 34,346,186 shares outstanding. Since inception on July 15, 2002 to December 31, 2005 we have incurred a net loss of $657,753.

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

Research and Development
------------------------

Research costs are expensed as incurred. During the year, $0 (2005 - $0) was incurred on research and development.

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

                                                                             F-4

                                   PARADIGM OIL AND GAS, INC
                                 (An Exploration Stage Company)
                     Statement of Changes in Stockholders' Equity (Deficit)
                                     (Stated in US Dollars)


                                                                             Other
                                   Common Stock      Additional             Compre-
                               --------------------   Paid-In  Accumulated  hensive
                                 Shares   Par Value   Capital    Deficit    Income     Total
                               ----------  --------  ---------  ----------  -------  ---------
Balance at July 15, 2002
  (inception)                          --  $     --  $      --  $       --  $    --  $     --

July 2002, common stock sold
  to an officer ($0001/share)   7,500,000     7,500     (2,500)         --       --     5,000
August to September 2002,
  common stock sold in
  private stock offering
  ($0005/share)                 7,800,000     7,800     18,200          --       --    26,000
Office space and
  administrative support
  contributed by a director            --        --        700          --       --       700
Net loss, period ended
  December 31, 2002                    --        --         --     (12,149)      --   (12,149)
                               ---------------------------------------------------------------

Balance at December 31, 2002   15,300,000    15,300     16,400     (12,149)      --    19,551

Office space and
  administrative support
  contributed by a director            --        --      1,400          --       --     1,400
Net loss, year ended
  December 31, 2003                    --        --         --     (26,692)      --   (26,692)
Foreign currency translation
  adjustment                           --        --         --          --       99        99
                               ---------------------------------------------------------------

Balance at December 31, 2003   15,300,000    15,300     17,800     (38,841)      99    (5,642)

February and March 2004, sale
  of common stock at $020
  per share, net of offering
  costs of $3,351                 586,875       587     74,312          --       --    74,899
December 2004, common stock
  issued in exchange for
  legal services               13,950,006    13,950     32,550          --       --    46,500
Office space and
  administrative support
  contributed by a director            --        --      1,400          --       --     1,400
Net loss, year ended
  December 31, 2004                    --        --         --    (166,029)      --  (166,029)
Foreign currency translation
  adjustment                           --        --         --          --    3,066     3,066
                               ---------------------------------------------------------------

Balance at December 31, 2004   29,836,881    29,837    126,062    (204,870)   3,165   (45,806)

January and February 2005,
  sale of common stock at
  $015 per share                5,530,000     5,530    823,970          --       --   829,500
Net loss, year ended
  December  31,  2005                  --        --         --    (198,449)      --  (198,449)
Foreign  currency translation
  adjustment                           --        --         --          --    3,581     3,581
                               ---------------------------------------------------------------

Balance at December 31, 2005   35,366,881    35,367    950,032    (403,319)   6,746   588,826

Net loss, year ended
  December 31, 2006                    --        --         --    (254,434)      --  (254,434)
Foreign currency translation
  adjustment                           --        --         --          --    3,002     3,002
                               ---------------------------------------------------------------

Balance at December 31, 2006   35,366,881  $ 35,367  $ 950,032  $ (657,753) $ 9,748  $ 337,394
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
                                                 ===============================



b) Significant components of the Company's deferred income tax assets are as follows:

                                                           December 31
                                                 -------------------------------
                                                      2006            2005
                                                 -------------------------------

      Operating loss carry-forwards              $      574,204  $      319,770
      Mineral interest and natural gas and
         oil properties                                  41,623          41,623
                                                 -------------------------------

                                                        615,827         361,393
      Statutory tax rate                                  34.0%           34.0%
                                                 -------------------------------

      Deferred income tax asset                         209,382         122,874
      Valuation allowance                              (209,382)       (122,874)
                                                 -------------------------------

      Net deferred tax assets                    $            -  $            -
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

                                                   Years Ended
                                              2006            2005
                                           -------------------------

            Audit Fees                     $ 5,325(1)        $     -
            Audit related fees             $     -           $     -
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

                                  Date: August 23, 2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





















--------------------------------------------------------------------------------