Form 10QSB
period 2007-03-31
Paradigm Oil & Gas, Inc.
filed 2007-11-01
CIK 1191354

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                                  Yes     No
                                      ---    ---

As of August 10, 2007, the issuer had 35,366,875 shares of Common Stock, $.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  No   X

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

ITEM 1. Financial Statements                                                   3

ITEM 2. Management's Discussion and Analysis or Plan of Operation             14

ITEM 3. Controls and Procedures                                               23

Part II - OTHER INFORMATION                                                   23

ITEM 1. Legal Proceedings                                                     23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           23

ITEM 3. Defaults Upon Senior Securities                                       24

ITEM 4. Submission of Matters to a Vote of Security Holders                   24

ITEM 5. Other Information                                                     24

ITEM 6. Exhibits and Reports on Form 8-K                                      24

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheet
                             (Stated in US Dollars)
                                  (Unaudited)

                                                    March 31,      December 31,
                                                      2007            2006
                                                  ------------    --------------
                                                                    (Audited)
                    Assets

Cash............................................  $      3,118    $       1,155
                                                  ------------    --------------
             Total current assets...............         3,118            1,155
                                                  ------------    --------------

Natural gas and oil properties
    Unproved properties.........................       643,517          643,517
                                                  ------------    --------------

             Total assets.......................       646,635          644,672
                                                  ============    ==============

     Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued
      liabilities...............................  $    279,455    $     242,064
    Shareholder loan ...........................        16,723                -
    Note payable................................        66,870           65,214
                                                  ------------    --------------
             Total liabilities .................       363,048          307,278
                                                  ============    ==============


Stockholders' equity:
    Common stock, $.001 par value;
      300,000,000 shares authorized,
      authorized, 35,366,875 shares
      issued and outstanding....................        35,367           35,367
    Additional paid-in capital..................       950,032          950,032
    Accumulated deficit.........................      (710,186)        (657,753)
    Cumulative foreign exchange
      translation adjustment....................         8,374            9,748
                                                  ------------    --------------

             Total stockholders'
               equity...........................       283,587          337,394
                                                  ------------    --------------

                                                  $    646,635    $     644,672
                                                  ============    ==============


            See accompanying notes to condensed financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                  (Unaudited)

                                                                      July 15,
                                                                        2002
                                             Three Months Ended      (Inception)
                                                  March 31,            Through
                                           -----------------------     March 31,
                                              2007         2006          2007
                                           ----------   ----------   -----------
Expenses:
  Contributed rent.......................  $       --   $       --   $    7,150
  Contributed administrative support.....          --           --          550
  Rent...................................          --           --        1,999
  Legal fees.............................          --           --       46,500
  Mineral interest acquisition costs.....          --           --       53,180
  Mineral interest exploration costs.....          --           --       30,369
  Natural gas and oil exploration costs..       8,080       22,608      124,831
  Professional and consulting fees.......      42,796       44,091      430,862
  Compensation...........................          --           --       38,700
  Office.................................         102           82       61,903
  Interest...............................       1,031        1,985       35,808
  Other..................................         424        1,614        5,683
  Disposal of natural oil and gas
    property, net........................          --           --     (127,349)
                                           ----------   ----------   -----------
           Total expenses................      52,433       70,380      710,186
                                           ----------  -----------   -----------

           Net loss for the periods......  $  (52,433)  $  (70,380)  $ (710,186)
                                           ==========   ==========   ===========

Basic and diluted loss per share.........  $    (0.00)  $    (0.00)
                                           ==========   ==========

Basic and diluted weighted average
  common shares outstanding..............  35,366,881   35,366,881
                                           ==========   ==========



  These accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
                             (Stated in US Dollars)
                                  (Unaudited)

                                                                 Foreign Currency
                                                                   Translation
                                                                    Adjustment
                                                                 ----------------
                          Common Stock    Additional                  Other
                     --------------------  Paid-In   Accumulated  Comprehensive
                       Shares   Par Value  Capital     Deficit         Loss         Total
                     ---------- --------- ---------  ----------- ---------------- ----------
Balance at
January 1, 2007..... 35,366,881 $  35,367 $ 950,032  $ (657,753) $         9,748  $ 337,394

Comprehensive loss:
  Net loss, three
    months ended
    March 31, 2007..         --        --        --     (52,433)              --    (52,433)
  Foreign currency
    translation
    adjustment......         --        --        --          --           (1,374)    (1,374)
                     ---------- --------- ---------  ----------- ---------------- ----------

Balance at
March 31, 2007...... 35,366,881 $  35,367 $ 950,032  $ (710,186) $         8,374  $ 283,586
                     ========== ========= =========  =========== ================ ==========


















         These accompanying notes are an integral part of these financial statements.

                                                5

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                  (Unaudited)

                                                                      July 15,
                                                                        2002
                                             Three Months Ended      (Inception)
                                                  March 31,            Through
                                           -----------------------    March 31,
                                              2007         2006         2007
                                           ----------   ----------   -----------
Cash flows from operating activities:
  Net loss...........................      $  (52,433)  $  (70,380)  $ (710,186)
  Items not involving cash:
    Disposal of natural gas and oil
      property, net..................              --           --     (127,349)
    Office space and administrative
      support contributed by a
      director ......................              --           --        3,500
    Stock-based compensation.........              --           --       46,500
    Accrued interest.................           1,031        1,985        6,290
                                           ----------   ----------   -----------

                                              (51,402)     (68,395)    (781,245)
                                           ----------   ----------   -----------

  Changes in non-cash working capital
    items:
      Prepaid expense................              --        3,085           --
      Accounts payable and accrued
        expenses.....................          37,391       54,145      279,455
                                           ----------   ----------   -----------
            Net cash used in
            operating activities.....         (14,012)     (11,165)    (501,791)
                                           ----------   ----------   -----------

Cash flows used in investing
 activities:
  Proceeds on disposal of natural gas
    and oil property.................              --           --      127,349
  Acquisition of natural gas and oil
    properties.......................              --           --     (643,517)
                                           ----------   ----------   -----------
            Net cash used in
              investing activities...              --           --     (516,168)
                                           ----------   ----------   -----------

Cash flows from financing activities:
  Proceeds from officer advance......              --           --        5,000
  Repayment of officer advance.......              --           --       (5,000)
  Proceeds from shareholder loan.....          16,724           --       66,724
  Repayment of shareholder loan......              --           --      (50,000)
  Proceeds from the sale of common
    stock............................              --           --      938,750
  Payments for offering costs........              --           --       (3,351)
  Proceeds from note payable.........             625        1,589       60,580
                                           ----------   ----------   -----------
            Net cash provided by
              financing activities...          17,349        1,589    1,012,703
                                           ----------   ----------   -----------

Effect of exchange rate changes on
  cash...............................          (1,374)         301        8,374
                                           ----------   ----------   -----------


            Net change in cash.......           1,963       (9,275)       3,118

Cash, beginning of period............           1,155       10,726           --
                                           ----------   ----------   -----------

Cash, end of period..................      $    3,118   $    1,451   $    3,118
                                           ==========   ==========   ===========

Supplemental disclosure of cash
  flow information:
    Income taxes.....................      $       --   $       --   $       --
                                           ==========   ==========   ===========
    Interest.........................      $       --   $       --   $       --
                                           ==========   ==========   ===========

  These accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2007


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

         The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicated the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $710,186 for the period from July 15, 2002 (inception) to March 31, 2007, and has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

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

Cash and Cash Equivalents

         Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2007


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents (continued)

         of three months or less at the time of issuance to be cash equivalents. At March 31, 2007 and 2006, the Company had no cash equivelants.

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


Earnings (loss) per Common Share

         Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At March 31, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2007



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

Stock-based Compensation

         The Company records stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payments", using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Asset Retirement Obligations

         The Company has adopted SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The company is delinquent in its payments to the joint venture partner. Canadian Association of Petroleum Landmen rules dictate the Company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such management feels no obligation should be recorded at this time.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2007


(2)   SUMMARY OF SIGNICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

         The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At March 31, 2007 and 2006, the Company had no overproduced imbalances.

(3)   RELATED PARTY TRANSACTIONS

         During 2006, Wiktor Musial a former officer and director was paid $7,500 for consulting services.

         A Shareholder of the company has loans outstanding to the company of $16,523 at March 31, 2007. The company has no formal agreement with the shareholder at this time.

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

(5)   OIL AND GAS INTERESTS
                                                  March 31         December 31
                                                    2007               2006
                                               --------------------------------
Todd Creek Property
         Acquisition cost                      $     298,631          298,631
         Cash call                                    52,102
                                                                       52,102
         Refund                                      (17,022)         (17,022)
         Written off                                 (50,000)         (50,000)
                                                 ------------------------------
                                                     283,711          283,711

Hillsprings Property
         Acquisition cost                            207,383          207,383

Sawn Lake Property
         Farmout and option agreement                152,423          152,423
                                               --------------------------------

                                               $     643,517    $     643,517
                                               ================================

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2007


(5)   OIL AND GAS INTERESTS (continued)

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2007


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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                 March 31, 2007

(7)   NATURAL GAS AND OIL EXPLORATION RISK (continued)

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

                                                   March 31,     December 31,
                                                     2007            2006
                                                 ------------    ------------
1132559 Alberta Ltd                              $     66,871    $     65,214


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

Drill         (DSUs) The area prescribed by applicable well spacing regulations
Spacing       for the granting of a permit for the drilling of a well; the area
Units         of land assigned in the granting of a well permit; the area in which it has been determined by regulation that one well can efficiently drain. The size of the DSU may vary from 10 acres in oil fields to 640 acres (one section) in gas fields.

Dry Hole      A well found to be incapable of producing hydrocarbons in
or Dry        sufficient quantities such that proceeds from the sale of such
Well          production exceed production expenses and taxes.

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

                       Foreign Currency and Exchange Rates
                       -----------------------------------

Dollar costs of Paradigm's property acquisitions and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.10 or CA $1.00 being approximately equal to US $0.90 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

================================================================================

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING MARCH 31, 2007 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At March 31, 2007, we had working capital of $3,118. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will need additional funding in the next 12 months in order to meet our cash requirements.

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

Results of Operations
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the six month periods ended March 31, 2007, March 31, 2006 and inception on July 15, 2002 to March 31, 2007 are presented in the following discussion.

Paradigm did not generate any revenues from operations for the quarter ended March 31, 2007 or for the period July 15, 2002 (inception) through March 31, 2007.

Operating expenses for the quarter ended March 31, 2007 totaled $52,433. The Company incurred consulting costs and professional fees of $42,796 were incurred for services performed with respect to oil and gas properties, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to oil and gas exploration $8,080. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we have been AFE'd by Win Energy to begin drilling on the Todd Creek property.

Operating expenses for the quarter ended March 31, 2006 totaled $70,380. The primary expenses incurred were $44,091 for professional and consulting fees. The remaining expenses relate to exploration costs, general administrative, and stock transfer agent fees.

Liquidity and Capital Resources
-------------------------------

As of end of the third quarter on March 31, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2007 was $935,399 as a result of proceeds received from sales of our common stock.

We issued 7,500,000 shares of common stock through a Section 4(2) offering in October 2002 for cash consideration of $5,000; we issued 7,800,000 shares of common stock through a Regulation S offering in October, 2002 for cash consideration of $26,000; we also issued 586,875 shares of common stock through a Regulation SB-2 offering in January, 2004 for cash consideration of $74,899; during November, 2004 we concluded an S-8 registration statement whereby 13,950,006 shares were issued in lieu of the payment of $46,500 to settle outstanding debts.

In February, 2005 we received cash consideration of $829,500 and issued 5,530,000 shares through a Regulation S private placement offering.

As of March 31, 2006, our total assets which consist of oil and gas property and cash amounted to $644,968, and our total liabilities were $126,221. Cash stood at $1,451.

For the quarter ended March 31, 2007, the net loss was $52,433 ($0.00 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the same period in 2006 the comparative numbers were a net loss of $70,380 and a loss per share of $0.00 based on a weighted average of 35,366,881 common shares outstanding. For the period from inception on July 15, 2002 through March 31, 2007, the cumulative net loss was $710,186.

In November 2005, Paradigm borrowed $58,334 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, March 31, 2007, Paradigm had 35,366,881 common shares issued and outstanding.

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

================================================================================

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2.   Changes in Securities

Paradigm had 35,366,881 shares of common stock issued and outstanding as of March 31, 2007. Of these shares, 3,450,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

The following reports on Form 8-K were filed during the quarter ended March 31, 2007:

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


                           Paradigm Oil And Gas, Inc.
                           --------------------------
                                  (Registrant)

                           By: /s/ "Marc Juliar"



                           Marc Juliar, Chief Executive Officer,
                           Chief Financial Officer and Director





                           Date: September      , 2007

--------------------------------------------------------------------------------