Form 10QSB
period 2007-06-30
Paradigm Oil & Gas, Inc.
filed 2007-11-13
CIK 1191354

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

As of August 10, 2007, the issuer had 35,366,881 shares of Common Stock, $.0001 par value per share outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements


                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)
                                   (Unaudited)



                                                    June 30,        December 31,
                                                      2007              2006
                                                                     (Audited)
                                     Assets
Cash.........................................     $      2,637     $      1,155
                                                  ------------     -------------
           Total current assets..............            2,637            1,155
                                                  ------------     -------------

Natural gas and oil properties
    Unproved properties......................          643,517          643,517
                                                  ------------     -------------

           Total assets......................          646,154          644,672
                                                  ============     =============

                      Liabilities and Shareholders' Equity
Liabilities:
    Accounts payable and accrued
      liabilities............................     $    323,757     $    242,064
    Shareholder loan.........................           16,868               --
    Note payable                                        73,616           65,214
                                                  ------------     -------------

           Total liabilities.................          414,241          307,278
                                                  ============     =============

Stockholders' equity:
    Common stock, $.001 par value;
       300,000,000 shares authorized,
       authorized, 35,366,881 shares
       issued and outstanding................           35,367           35,367
    Additional paid-in capital...............          950,032          950,032
    Accumulated deficit......................         (751,537)        (657,753)
    Foreign exchange translation
       adjustment............................           (1,949)           9,748
                                                  ------------     -------------

           Total stockholders' equity........          231,913          337,394
                                                  ------------     -------------

                                                  $    646,154     $    644,672
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

                                         PARADIGM OIL AND GAS, INC.
                                       (An Exploration Stage Company)
                                          Statements of Operations
                                           (Stated in US Dollars)
                                                 (Unaudited)

                                                                                                 July 15,
                                                                                                   2002
                                              Three Months Ended         Six Months Ended      (Inception)
                                                   June 30,                  June 30,            Through
                                           ------------------------  ------------------------    June 30,
                                              2007          2006         2007        2006          2007
                                           -----------  -----------  -----------  -----------  ------------
Expenses:
  Contributed rent......................   $        --  $        --  $        --  $        --  $     7,150
  Contributed administrative support....            --           --           --           --          550
  Rent..................................            --           --           --           --        1,999
  Legal fees............................            --           --           --           --       46,500
  Mineral interest acquisition cost.....            --           --           --           --       53,180
  Mineral interest exploration costs....            --           --           --           --       30,369
  Natural gas and oil exploration costs.           529        3,578        8,609       26,186      125,360
  Professional and consulting fees......        33,577       33,048       76,372       77,139      464,439
  Compensation..........................            --           --           --           --       38,700
  Office................................            37          101          138          183       61,940
  Other.................................         6,097        4,137        6,521        5,751       11,780
  Interest..............................         1,112        1,088        2,144        3,073       36,920
  Disposal of natural oil and gas
    property, net.                                  --           --           --           --     (127,349)
                                           -----------  -----------  -----------  -----------  ------------
           Total expenses...............        41,352       41,952       93,784      112,332      751,538
                                           -----------  -----------  -----------  -----------  ------------

           Net Income (loss)............       (41,352)     (41,952)     (93,784)    (112,332)    (751,538)
                                           ===========  ===========  ===========  ===========  ============

Basic and diluted loss per share........   $     (0.00) $     (0.00) $     (0.00) $     (0.00)
                                           ===========  ===========  ===========  ===========

Basic and diluted weighted average
  common shares outstanding.............    35,366,881   35,366,881   35,366,881   35,366,881
                                           ===========  ===========  ===========  ===========


                 The accompanying notes are an integral part of these financial statements.

                                                PARADIGM OIL AND GAS, INC.
                                              (An Exploration Stage Company)
                                       Statements of Changes in Stockholders' Equity
                                                  (Stated in US Dollars)
                                                        (Unaudited)

                                                                                                Foreign
                                                                                                Currency
                                                                                               Translation
                                                                                               Adjustment
                                                                                               -----------
                                                                                                  Other
                                                  Common Stock        Additional                 Compre-
                                           ------------------------    Paid-In    Accumulated    hensive
                                              Shares     Par Value     Capital      Deficit        Loss         Total
                                           -----------  -----------  -----------  -----------  ------------  ------------
Balance at January 1, 2007..............    35,366,881  $    35,367  $   950,032  $  (657,753) $      9,748  $   337,394


Comprehensive loss:
  Net loss, six months ended June 30,
    2007................................            --           --           --      (93,784)           --      (93,784)
  Foreign Currency translation
    adjustment..........................            --           --           --           --       (11,697)     (11,697)
                                           -----------  -----------  -----------  -----------  ------------  ------------

Balance at June 30, 2007................    35,366,881  $    35,367  $   950,032  $  (751,537) $     (1,949) $   231,913
                                           ===========  ===========  ===========  ===========  ============  ============





                        The accompanying notes are an integral part of these financial statements.


                                         PARADIGM OIL AND GAS, INC.
                                       (An Exploration Stage Company)
                                          Statements of Cash Flows
                                           (Stated in US Dollars)
                                                 (Unaudited)

                                                                                                July 15,
                                                                                                  2002
                                               Three Months Ended        Six Months Ended      (Inception)
                                                   June 30,                  June 30,           Through
                                           ------------------------  ------------------------   June 30,
                                               2007         2006         2007         2006        2007
                                           -----------  -----------  -----------  -----------  ------------
Cash flows from operating activities:
  Net income (loss).....................   $   (41,352) $   (41,952) $   (93,784) $  (112,332) $  (751,538)
  Items not involving cash:
    Disposal of natural gas and oil
      property, net.....................            --           --           --           --     (127,349)
    Office space and administrative
      support contributed by a director.            --           --           --           --        3,500
    Stock-based compensation............            --           --           --           --       46,500
    Accrued interest....................         1,112        1,088        2,144        3,073        7,402
                                           -----------  -----------  -----------  -----------  ------------

                                               (40,240)     (40,864)     (91,640)    (109,259)    (821,485)
                                           -----------  -----------  -----------  -----------  ------------

  Changes in non-cash working capital
   items:
    Prepaid expense.....................            --           --           --        3,085           --
    Accounts payable and accrued
      expenses..........................        44,302       39,181       81,693       93,32       323,757
                                           -----------  -----------  -----------  -----------  ------------
          Net cash used in
          operating activities..........         4,062       (1,683)      (9,947)     (12,848)    (497,728)
                                           -----------  -----------  -----------  -----------  ------------

Cash flows provided by (used in)
 investing activities:
  Gain on disposal of mineral property..            --           --           --           --      127,349
  Acquisition of natural gas and oil
    properties..........................            --           --           --           --     (643,517)
                                           -----------  -----------  -----------  -----------  ------------
          Net cash provided by
          investing activities..........            --           --           --           --     (516,168)
                                           -----------  -----------  -----------  -----------  ------------

Cash flows provided by financing
 activities:
  Proceeds from officer advance.........            --           --           --           --        5,000
  Repayment of officer advance..........            --           --           --           --       (5,000)
  Proceeds from shareholder loan........            --           --       16,724           --       66,724
  Repayment of shareholder loan.........            --           --           --           --      (50,000)
  Proceeds from the sale of common
    stock...............................            --           --           --           --      938,750
  Payments for offering costs...........            --           --           --           --       (3,351)
  Proceeds from note payable............            --          713           --        4,469       59,955
                                           -----------  -----------  -----------  -----------  ------------
          Net cash provided by
          financing activities..........            --          713       16,724        4,469    1,012,078
                                           -----------  -----------  -----------  -----------  ------------

Effect of exchange rate changes on cash.        (4,543)         933       (5,295)        (933)       4,455
                                           -----------  -----------  -----------  -----------  ------------


          Net change in cash............          (481)         (37)       1,482       (9,312)       2,637
                                           -----------  -----------  -----------  -----------  ------------

Cash, beginning of period...............         3,118        1,451        1,155       10,726           --
                                           -----------  -----------  -----------  -----------  ------------

Cash, end of period.....................   $     2,637  $     1,414  $     2,637  $     1,414  $     2,637
                                           ===========  ===========  ===========  ===========  ============

Supplemental disclosure of cash flow
 information:
  Income taxes..........................   $        --  $        --  $        --  $        --  $        --
                                           ===========  ===========  ===========  ===========  ============
  Interest..............................   $        --  $        --  $        --  $        --  $        --
                                           ===========  ===========  ===========  ===========  ============


                        The accompanying notes are an integral part of these financial statements.

                                                     6

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2007


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

         The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicated the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $751,538 for the period from July 15, 2002 (inception) to June 30, 2007, and has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2007


(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents (continued)

Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2007 and 2006, the Company had no cash equivalents.

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

Earnings (loss) per Common Share

         Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At June 30, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2007


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

Asset Retirement Obligations

         The Company has adopted SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The company is delinquent in its payments to joint venture partner. Canadian Association of Petroleum Landmen rules dictate we will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such management feels no obligation should be recorded at this time.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2007



(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

Revenue Recognition

         The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2007 and 2006, the Company had no overproduced imbalances.

(3)       RELATED PARTY TRANASACTIONS

         During 2006, Wiktor Musial a former officer and director was paid $7,500 for consulting services.

         A Shareholder of the company has loans outstanding to the company of $16,868 at June 30, 2007. The company has no formal agreement with the shareholder at this time.

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

(5)       OIL AND GAS INTERESTS

                                                          June 30    December 31
                                                        ------------------------
                                                           2007         2006
                                                        ------------------------

Todd Creek Property
         Acquisition cost                               $   298,631     298,631
         Cash call                                           52,102
                                                                         52,102
         Refund                                             (17,022)    (17,022)
         Written off                                        (50,000)    (50,000)
                                                        ------------------------
                                                            283,711     283,711

Hillsprings Property
         Acquisition cost                                   207,383     207,383

Sawn Lake Property
         Farmout and option agreement                       152,423     152,423
                                                        ------------------------

                                                        $   643,517  $  643,517
                                                        ========================

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2007


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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2007


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

Credit Risk

         A substantial portion of the Corporation's accounts receivable is with joint venture partners in the oil and gas industry and is subject to normal industry credit risks.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2007


(7)       NATURAL GAS AND OIL EXPLORATION RISK (continued)

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

                                                        June 30,   December 31,
                                                          2007        2006

                                                      $   73,616   $   65,214
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


                       Foreign Currency and Exchange Rates
                       -----------------------------------

Dollar costs of Paradigm's property acquisitions and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.07 or CA $1.00 being approximately equal to US $0.94 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

================================================================================

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JUNE 30, 2007 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

Results of Operations
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the three month and six month periods ended June 30, 2007, June 30, 2006 and inception on July 15, 2002 to June 30, 2007 are presented in the following discussion.

Paradigm did not generate any revenues from operations for the quarter ended June 30, 2007 or for the period July 15, 2002 (inception) through June30, 2007.

Operating expenses for the quarter ended June 30, 2007 totaled $41,352. The Company incurred consulting costs and professional fees of $33,577 were incurred for services performed with respect to oil and gas properties, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to oil and gas exploration $529. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we have been AFE'd by Win Energy to begin drilling on the Todd Creek property.

Operating expenses for the quarter ended June 30, 2006 totaled $41,952. The primary expenses incurred were $33,048 for professional and consulting fees. The remaining expenses relate to exploration costs, general administrative, and stock transfer agent fees.

Liquidity and Capital Resources
-------------------------------

As of end of the third quarter on June 30, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2007 was $935,399 as a result of proceeds received from sales of our common stock.

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

As of June 30, 2007, our total assets which consist of oil and gas property and cash amounted to $646,154, and our total liabilities were $414,241. Cash stood at $2,637.

For the quarter ended June 30, 2007, the net loss was $41,352 ($0.00 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the same period in 2006 the comparative numbers were a net loss of $41,952 and a loss per share of $0.00 based on a weighted average of 35,366,881 common shares outstanding. For the period from inception on July 15, 2002 through June 30, 2007, the cumulative net loss was $751,537.

In November 2005, Paradigm borrowed $58,334 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, June 30, 2007, Paradigm had 35,366,881 common shares issued and outstanding.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company's Chief Executive Officer and Chief Financial Officer have:

         a) designed such disclosure controls and procedures to ensure that material information relating a to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

The following reports on Form 8-K were filed during the quarter ended June 30, 2007:

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


                                   Paradigm Oil And Gas, Inc.
                                   --------------------------
                                   (Registrant)

                                   By: /s/ "Marc Juliar"



                                   Marc Juliar, Chief Executive Officer,
                                   Chief Financial Officer and Director





                                   Date: November       , 2007

--------------------------------------------------------------------------------