Form 10QSB
period 2007-09-30
Paradigm Oil & Gas, Inc.
filed 2007-12-11
CIK 1191354

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2007

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

                                  Yes     No
                                      ---    ---

As of August 10, 2007, the issuer had 35,366,881 shares of Common Stock, $.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                               ---   ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                 3

ITEM 1. Financial Statements                                                   3

ITEM 2. Management's Discussion and Analysis or Plan of Operation             14

ITEM 3. Controls and Procedures                                               23

Part II - OTHER INFORMATION                                                   23

ITEM 1. Legal Proceedings                                                     23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           23

ITEM 3. Defaults Upon Senior Securities                                       24

ITEM 4. Submission of Matters to a Vote of Security Holders                   24

ITEM 5. Other Information                                                     24

ITEM 6. Exhibits and Reports on Form 8-K                                      24

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                             (Stated in US Dollars)
                                   (Unaudited)



                                                     September 30,  December 31,
                                                         2007          2006
                                                                     (Audited)
                                                     -------------  ------------
                                     Assets

Cash...........................................      $       1,968  $     1,155
                                                     -------------  ------------
     Total current assets......................              1,968        1,155
                                                     -------------  ------------

Natural gas and oil properties
 Unproved properties...........................            643,517      643,517
                                                     -------------  ------------

     Total assets..............................            645,485      644,672
                                                     =============  ============


                      Liabilities and Shareholders' Equity

Liabilities:
 Accounts payable and accrued liabilities......      $     359,652  $   242,064
 Shareholder loan                                           23,140           --
 Note payable                                               80,082       65,214
                                                     -------------  ------------
     Total liabilities.........................            462,874      307,278
                                                     -------------  ------------



Stockholders' equity:
  Common stock, $.001 par value; 300,000,000
     shares authorized, authorized, 35,366,881
     shares issued and outstanding.............             35,367       35,367
  Additional paid-in capital...................            950,032      950,032
  Accumulated deficit..........................           (779,837)    (657,753)
  Foreign Exchange Translation adjustment                  (22,951)       9,748
                                                     -------------  ------------

     Total stockholders' equity................            182,611      337,394
                                                     -------------  ------------

                                                     $     645,485  $   644,672
                                                     =============  ============




   The accompanying notes are an integral part of these financial statements.

                                    PARADIGM OIL AND GAS, INC.
                                  (An Exploration Stage Company)
                                     Statements of Operations
                                      (Stated in US Dollars)
                                           (Unaudited)



                                                                                  July 15, 2002
                             Three Months Ended          Nine Months Ended        (Inception)
                               September 30,                September 30,            Through
                        ---------------------------   --------------------------   September 30,
                             2007         2006            2007          2006           2007
                        ------------- -------------  -------------  ------------  --------------
Expenses:
 Contributed rent.....  $         --  $          --  $          --  $         --  $       7,150
 Contributed
  administrative
  support.............            --             --             --            --            550
 Rent.................            --             --             --            --          1,999
 Legal fees...........            --             --             --            --         46,500
 Mineral interest
   acquisition cost...            --             --             --            --         53,180
 Mineral interest
  exploration costs...            --             --             --            --         30,369
 Natural gas and oil
  exploration costs...         2,796          4,429         11,405        30,615        128,156
 Professional and
   Consulting fees....        30,000         30,066        106,372        97,205        494,439
 Compensation.........            --             --             --            --         38,700
 Office...............            40            107            179           290         61,980
 Other................           337            (85)           802         5,666          6,061
 Interest.............         1,182          1,102          3,326         4,175          38,102
 Disposal of natural
   oil and gas property,
   net................            --             --             --            --        (127,349)
                        ------------- -------------  -------------  ------------  --------------
     Total expenses...        34,355         35,619        122,084       137,951         779,837
                        ------------- -------------  -------------  ------------  --------------

     Net Income (loss)       (34,355)       (35,619)      (122,084)     (137,951)      (779,837)
                        ============= =============  =============  ============  ==============

Basic and diluted
  loss per share......  $       (000) $        (000) $        (000) $       (000)
                        ============= =============  =============  ============

Basic and diluted
  weighted average
  common shares
  outstanding.........    35,366,881     35,366,881     35,366,881    35,366,881
                        ============= =============  =============  ============








             The accompanying notes are an integral part of these financial statements.

                                                4


                                          PARADIGM OIL AND GAS, INC.
                                        (An Exploration Stage Company)
                                Statements of Changes in Stockholders' Equity
                                            (Stated in US Dollars)
                                                  (Unaudited

                                                                                    Foreign
                                                                                    Currency
                                                                                  Translation
                                                                                   Adjustment
                                                                                  -----------
                                                                                     Other
                               Common Stock            Additional                   Compre-
                        ---------------------------     Paid-In      Accumulated    hensive
                           Shares       Par Value       Capital        Deficit        Loss         Total
                        ------------- -------------  -------------  ------------  -----------  -------------
Balance at January 1,
 2007.................    35,366,881  $      35,367  $     950,032  $   (657,753) $     9,748  $    337,394


Comprehensive loss:
 Net loss, nine
  months ended
  September 30, 2007..            --             --             --      (122,084)          --      (122,084)
 Foreign currency
  translation
  adjustment..........            --             --             --            --      (32,699)      (32,699)
                        ------------- -------------  -------------  ------------  -----------  -------------
Balance at
 September 30, 2007...    35,366,881  $      35,367  $     950,032  $   (779,837) $   (22,951) $    182,611
                        ============= =============  =============  ============  ===========  =============












                 The accompanying notes are an integral part of these financial statements.

                                                      5

                                    PARADIGM OIL AND GAS, INC.
                                  (An Exploration Stage Company)
                                     Statements of Cash Flows
                                      (Stated in US Dollars)
                                           (Unaudited)
                                                                                              July 15, 2002
                                         Three Months Ended          Nine Months Ended        (Inception)
                                           September 30,                September 30,            Through
                                    ---------------------------   --------------------------   September 30,
                                         2007         2006            2007          2006           2007
                                    ------------- -------------  -------------  ------------  --------------
Cash flows from operating
 activities:
  Net income (loss)................ $    (34,355) $     (35,619) $    (122,084) $   (137,951) $    (779,837)
  Items not involving cash:
     Disposal of natural gas
       and oil property, net.......           --             --             --            --       (127,349)
     Office space and
       administrative support
       contributed by a director...           --             --             --            --          3,500
     Stock-based compensation......           --             --             --            --         46,500
     Accrued interest..............        1,182          1,102          3,326         4,175          8,584
                                    ------------- -------------  -------------  ------------  --------------
                                         (33,173)       (34,517)      (118,758)     (133,776)      (848,602)
                                    ------------- -------------  -------------  ------------  --------------

 Changes in non-cash working
   capital items:
     Prepaid expense...............           --             --             --         3,085             --
     Accounts payable and accrued
       expenses....................       35,895         34,497        117,588       127,823        359,652
                                    ------------- -------------  -------------  ------------  --------------
     Net cash used in operating
       activities..................        2,722            (20)        (1,170)       (2,868)      (488,950)
                                    ------------- -------------  -------------  ------------  --------------

Cash flows provided by (used in)
  investing activities:
    Gain on disposal of mineral
     property......................           --             --             --            --        127,349
    Acquisition of natural gas
     and oil properties............           --             --             --            --       (643,517)
                                    ------------- -------------  -------------  ------------  --------------
     Net cash provided by investing
       activities..................           --             --             --            --       (516,168)
                                    ------------- -------------  -------------  ------------  --------------

Cash flows provided by financing
  activities:
    Proceeds from officer advance..           --             --             --            --          5,000
    Repayment of officer advance...           --             --             --            --         (5,000)
    Proceeds from shareholder
      loan.........................        6,272             --         23,140            --         73,140
    Repayment of shareholder loan..           --             --             --            --        (50,000)
    Proceeds from the sale of
      common stock.................           --             --             --            --        938,750
    Payments for offering costs....           --             --             --            --         (3,351)
    Proceeds from note payable.....           --             --             --            --         59,955
                                    ------------- -------------  -------------  ------------  --------------
     Net cash provided by financing
       activities..................        6,272             --         23,140            --      1,018,494
                                    ------------- -------------  -------------  ------------  --------------

Effect of exchange rate changes
  on cash..........................       (9,663)           (89)       (21,156)        3,447        (11,406)
                                    ------------- -------------  -------------  ------------  --------------

     Net change in cash............         (669)          (109)           814           579          1,968
                                    ------------- -------------  -------------  ------------  --------------

Cash, beginning of period..........        2,637          1,414          1,155        10,726             --
                                    ------------- -------------  -------------  ------------  --------------

Cash, end of period................ $      1,968  $       1,305  $       1,969  $     11,305  $       1,968
                                    ============= =============  =============  ============  ==============

Supplemental disclosure of cash
  flow information:
    Income taxes................... $         --  $          --  $          --  $         --  $          --
                                    ============= =============  =============  ============  ==============
    Interest....................... $         --  $          --  $          --  $         --  $          --
                                    ============= =============  =============  ============  ==============

               The accompanying notes are an integral part of these financial statements.

                                                    6

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                               September 30, 2007


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

         The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicated the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $799,837 for the period from July 15, 2002 (inception) to September 30, 2007, and has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas on properties for which the Company owns a working interest or an option to acquire an interest. No minerals or oil and gas have yet been discovered on the properties. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, if oil and gas are discovered, to exploit the discovery on a timely and cost-effective basis.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                               September 30, 2007


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents (continued)

         Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At September 30, 2007 and 2006, the Company had no cash equivalents.

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

Oil and Gas Interests

         The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying the retaining unproved properties and exploratory dry hole drilling costs are expensed. Costs of drilling and equipping productive wells, including development dry holes and related production facilities are capitalized.

Earnings (loss) per Common Share

         Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At September 30, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                               September 30, 2007


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

Asset Retirement Obligations

         The Company has adopted SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The company is delinquent in its payments to joint venture partner. Canadian Association of Petroleum Landmen rules dictate the Company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such management feels no obligation should be recorded at this time.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                               September 30, 2007


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

Revenue Recognition

         The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At September 30, 2007 and 2006, the Company had no overproduced imbalances.

(3)    RELATED PARTY TRANASACTIONS

         During 2006, Wiktor Musial a former officer and director was paid $7,500 for consulting services.

         A Shareholder of the company has loans outstanding to the company of $23,140 at September 30, 2007. The company has no formal agreement with the shareholder at this time.

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

(5)    OIL AND GAS INTERESTS
                                                     Sept 30        December 31
                                               ---------------------------------
                                                      2007              2006
                                               ---------------------------------
Todd Creek Property
         Acquisition cost                      $     298,631     $      298,631
         Cash call                                    52,102
                                                                         52,102
         Refund                                      (17,022)           (17,022)
         Written off                                 (50,000)           (50,000)
                                               ---------------------------------
                                                     283,711            283,711

Hillsprings Property
         Acquisition cost                            207,383            207,383

Sawn Lake Property
         Farmout and option agreement                152,423            152,423
                                               ---------------------------------

                                               $     643,517      $     643,517
                                               =================================

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                               September 30, 2007


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

         During January 2005, the Company paid Win Energy Corporation $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property. The $50,000 deposit was paid through the advancement of the funds by a shareholder as the Company had no other funds at that time with which to acquire the interest in the Todd Creek Property. At December 31, 2004, with no funds available to complete the acquisition and with no apparent ability to derive a benefit from the acquisition, a decision was made the Company to write off the $50,000 advance. Although the amount should have been capitalized pursuant to FASB 19 it was written off as it appeared that there were no opportunities to raise the capital required to make the acquisition. Subsequent to year end, the Company was, in fact, able to complete a private placement of securities and was able to complete the acquisition of the Todd Creek interest.

a)   Participation Proposal Agreements

         On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation ("Win"), an unrelated Calgary, Alberta based private corporation. The Company acquired an interest in two exploration projects in Alberta, Canada for the total payments of $506,014.

     Todd Creek Property
     -------------------

         During January 2005, the Company paid Win $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (10-34-5-29W4) located in Alberta, Canada. On June 18, 2005, the Company received a payment of $ 147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property. During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. The well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. We have received no revenue from this well as we have not paid to Win our full share of the costs of drilling or to tie in the well. To date we have received no further information about the Todd Creed project. We do not expect to receive further information from the operator until we have paid our outstanding invoices in full.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                               September 30, 2007


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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                               September 30, 2007


(7)    NATURAL GAS AND OIL EXPLORATION RISK (continued)

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

                                       September 30,        December 31,
                                           2007                 2006
                                       -------------        ------------
          1132559 Alberta Ltd          $      80,082        $     65,214



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

                      Foreign Currency and Exchange Rates
                      -----------------------------------

Dollar costs of Paradigm's property acquisitions and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.04 or CA $1.00 being approximately equal to US $0.96 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

--------------------------------------------------------------------------------

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING SEPTEMBER 30, 2007 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

TODD CREEK PROPERTY

         Paradigm paid $298,631 to Win to acquire a 10% working interest in
         13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada. In June, 2005, we sold 50% of our interest back to Win for net proceeds of $127,349 (value of the interest less certain unpaid operating expenses) as of the date of this report, Paradigm holds a 5% in the Todd Creek property and has paid a net cost of $149,316 to acquire its interest.

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

Results of Operations
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the three month and nine month periods ended September 30, 2007, September 30, 2006 and inception on July 15, 2002 to September 30, 2007 are presented in the following discussion.

Paradigm did not generate any revenues from operations for the quarter ended September 30, 2007 or for the period July 15, 2002 (inception) through September 30, 2007.

Operating expenses for the quarter ended September 30, 2007 totaled $39,694 . The Company incurred consulting costs and professional fees of $30,000 were incurred for services performed with respect to oil and gas properties, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to oil and gas exploration $2,796. The remaining expenses relate to office, general administrative and stock transfer agent fees. We believe we will incur substantial expenses for the near term as we have been AFE'd by Win Energy to begin drilling on the Todd Creek property.

Operating expenses for the quarter ended September 30, 2006 totaled $35,619. The primary expenses incurred were $30,066 for professional and consulting fees. The remaining expenses relate to exploration costs, general administrative, and stock transfer agent fees.

Liquidity and Capital Resources
-------------------------------

As of end of the third quarter on September 30, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2007 was $935,399 as a result of proceeds received from sales of our common stock.

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

As of September 30, 2007, our total assets which consist of oil and gas property and cash amounted to $645,485, and our total liabilities were $462,874. Cash stood at $1,968.

For the quarter ended September 30, 2007, the net loss was $39,694 ($0.00 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the same period in 2006 the comparative numbers were a net loss of $35,619 and a loss per share of $0.00 based on a weighted average of 35,366,881 common shares outstanding. For the period from inception on July 15, 2002 through September 30, 2007, the cumulative net loss was $791,232.

In November 2005, Paradigm borrowed $58,334 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, September 30, 2007, Paradigm had 35,366,881 common shares issued and outstanding.

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

Item 2. Changes in Securities

Paradigm had 35,366,881 shares of common stock issued and outstanding as of September 30, 2007. Of these shares, 3,450,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2007:

On October 15, 2007, Paradigm Oil & Gas filed an 8-K due to the resignation of Telford Sadovnick as the companies certifying accountants. The company appointed STS Partners LLP as the new certifying accountants.

On October 18, 2007, Paradigm Oil & Gas amended the 8-K filed on October 15, 2007. The amendment stated that the board approved the resignation of Telford Sadovnick as the companies certifying accountants.


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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Paradigm Oil And Gas, Inc.
                                 ---------------------------
                                         (Registrant)

                                 By: /s/ "Marc Juliar"



                                 Marc Juliar, Chief Executive Officer,
                                 Chief Financial Officer and Director





                                 Date: December       , 2007

--------------------------------------------------------------------------------