Form 10KSB
period 2007-12-31
Paradigm Oil & Gas, Inc.
filed 2008-05-19
CIK 1191354

================================================================================

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

                                     For the fiscal year ended DECEMBER 31, 2007

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                   For the transition period from _____ to _____

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


                Nevada                                    33-1037546
----------------------------------------    ------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


         31 Walmer Rd Suite 6,
        Toronto Ontario, Canada                             M5R 2W7
----------------------------------------    ------------------------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
32,116,881 common shares at $0.013 (1) = $417,519. (1) last traded/closing price for the common equity at the closing of the market on Jan 21, 2008.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 35,366,881 common shares issued and outstanding as of March 1, 2008

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

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

      In January 2007, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada and we will refer to this well as the "13-33 well." Reports by other farmin partners indicate that no economic hydrocarbons are present. We are delinquent in our payments to Win Energy. Until we are current on our payments we will not receive any further information regarding the property. ;

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

      In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $216,489, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm. Total costs, estimated to be CA $216,489, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Payment of the full AFE amount is due upon invoicing of Paradigm by the operator (1132559 Alberta Ltd.) for each of the test and option wells. Paradigm is a full participant in the well. 1132559 Alberta Ltd. claims Paradigm is in default and they are not a participant in the well.

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

RESEARCH AND DEVELOPMENT

We did not incur any research and development expenditures in the fiscal years ended December 31, 2007 or 2006.

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

PRICING AND MARKETING NATURAL GAS

In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m(3)/day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

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

We are delinquent in our payments to Win Energy. Until we are current on our payments we will not receive any further information regarding the property.

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

On December 31, 2007, the shareholders' list of our common shares showed 18 registered shareholders holding 12,865,382 shares and various broker-dealers holding 22,501,499 shares in an indeterminate number of names. There were 35,366,881 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there approximately 1,500 additional beneficial shareholders beyond the 17 registered shareholders as of December 31, 2007.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

                                    High Low

Fiscal 2006

     First Quarter              $0.14           $0.27
     Second Quarter             $0.39           $0.11
     Third Quarter              $0.12           $0.05
     Fourth Quarter             $0.07           $0.03

Fiscal 2007

     First Quarter              $0.08           $0.024
     Second Quarter             $0.07           $0..02
     Third Quarter              $0.03           $0.009
     Fourth Quarter             $0.012          $0.005

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

None

Recent Sales of Unregistered Securities
---------------------------------------

None

CHANGES IN SECURITIES
---------------------

The Corporation had 35,366,881 shares of common stock issued and outstanding as of December 31, 2007. There were no new common shares issued in 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING DECEMBER 31, 2007 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

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

RESULTS OF OPERATIONS
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the years ended December 31, 2007, December 31, 2006 and July 15, 2002 (Inception) through December 31, 2007 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition and three petroleum projects, for corporate expenses, expenses incurred in the phase I mineral exploration program, the costs of drilling three oil and gas wells and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2007 was $ 1,028,403 as a result of proceeds received from sales of our common stock, advances from officers (repaid), proceeds of a shareholder loan (repaid) payments for offering costs, less payments for offering costs and the proceeds from a note payable.

We have not generated any revenues from any of our operations for the year ended December 31, 2007 or for any prior period.

REVENUES
--------

REVENUE: Gross revenue for the year ended December 31, 2007 remained at $0 compared to the year ended December 31, 2006 of $0. To date, we have not generated any revenues from our mineral exploration business (now abandoned and written off) nor from our petroleum exploration activities.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and farmin projects, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2007 was $38,870.During the similar period ended December 31, 2006, $0 was provided by financing activities. From inception on July 15, 2002 to December 31, 2007 $1,028,403 net cash was provided as a result of proceeds received from sales of our common stock and other noted items.

No other shares or warrants or options were issued in the most recent fiscal year.

EXPENSES
--------

SUMMARY - During the year ended December 31, 2007, Paradigm incurred operating expenses of $171,633 as compared to $254,434 for the similar period last year and a total of $829,386 for the period from inception on July 15, 2002 to December 31, 2007. The decrease in the current year's spending can be attributed to the reduction in spending on exploration during the year. The costs incurred can be further subdivided into the following categories.

CONTRIBUTED EXPENSES: The was $0 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended December 31, 2007 and $0 for 2006. For the period July 15, 2002 (inception) through December 31, 2007, a total of $7,700 in contributed expenses has been reflected in the financial statements.

NATURAL GAS AND OIL EXPLORATION COSTS: Paradigm spent $12,589 in natural gas & oil exploration costs in the year ended December 31, 2007 while $108,677 in such costs were incurred in the year ended December 31, 2006. From inception to December 31, 2007, we have incurred $129,340 in natural gas and exploration costs.

PROFESSIONAL FEES: Paradigm incurred $153,060 in professional fees for the fiscal year ended on December 31, 2007 as compared to $137,206 for the previous fiscal year. Professional fees increased for the year due to higher legal and audit costs. From inception to December 31, 2007, we have incurred $541.126 in professional fees mainly spent on legal, administrative, engineering and accounting matters.

COMPENSATION: There was $0 in compensation costs were incurred for the fiscal year ended on December 31, 2007 and a total of $0 was incurred in the previous fiscal year which ended on December 31, 2006. The amount of compensation stayed the same as we continued to use contractors. From inception to December 31, 2007 a total of $38,700 has been charged to the compensation account.

OFFICE EXPENSES: $284 in office costs were incurred in the past year which ended on December 31, 2007. By comparison, $390 was incurred for previous fiscal year ended December 31, 2006. For the period July 15, 2002 (inception) through December 31, 2007 a total of $62,085 has been spent on office related expenses. Office costs decreased in the most recent year as the result of our reduced drilling operations.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2007 or from the date of inception. However, Paradigm has incurred operating losses and approximately $829,386, which, if unutilized, will expire through to 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in the financial statements, and have been offset by a valuation allowance.

OIL AND GAS EXPLORATION RESULTS OF OPERATIONS:

Todd Creek

We are delinquent in our payments to Win Energy. Until we are current on our payments we will not receive any further information regarding the property.

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

In late 2007 Deep Well Oil and Gas, Inc. announced they intend further operations at the Sawn Lake site. Deep Well has not informed the joint venture partners of their intended drilling locations or plans as of the date of this 10-KSB.

PLAN OF OPERATION
-----------------

For the current fiscal year we will concentrate our efforts on our projects in the petroleum sector.

We are delinquent in our payments to Win and will not receive any further information until full payment is made. Deep Well Oil & Gas, Inc. is planning further work on the Sawn Lake property in 2008. As of the date of this 10-KSB Deep Well Oil & Gas had not announced where their intended drilling locations were.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of end of the fiscal year on December 31, 2007, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2007 was $38,870. By comparison for the similar period last year, we raised $0 as the result of proceeds from a note payable. From inception on July 15, 2002 to December 31, 2007 we have been successful in raising $1,028,403 as a result of proceeds received from sales of our common stock and loans.

As of December 31, 2007, our total assets which consist of cash and oil and gas properties amounted to $644,660 and our total liabilities were $512,368. Working capital stood at $(511,225).

For the year ended December 31, 2007, our net loss was $ 171,633 ($0.00 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $254,434 and a loss per share of $0.01 per share based on a weighted average of 35,366,881 shares outstanding. Since inception on July 15, 2002 to December 31, 2007 we have incurred a net loss of $829,386.

FUTURE OPERATIONS
-----------------

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2008. Management projects that we will require an additional capital to fund our ongoing operating expenses and working capital requirements for the next twelve months.

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

Research and Development
------------------------

Research costs are expensed as incurred. During the year, $0 (2006 - $0) was incurred on research and development.

ITEM 7. FINANCIAL STATEMENTS.


                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                         INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                        --------

Report of Independent Registered Public Accounting Firm...............     F-2

Balance Sheet at December 31, 2007 and 2006...........................     F-3

Statements of Operations for the years ended December 31, 2007 and 2006, and from July 15, 2002 (inception) through
     December 31, 2007................................................     F-4

Statement of Comprehensive Income (Loss)..............................     F-5

Statement of Changes in Stockholders' Equity (Deficit) for the
     period from July 15, 2002 (inception) through December 31, 2007..     F-6

Statements of Cash Flows for the years ended December 31, 2007 and 2006, and from July 15, 2002 (inception) through
     December 31, 2007................................................     F-7

Notes to Financial Statements.........................................     F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of PARADIGM OIL AND GAS, INC. (the "Company") (an Exploration Stage Company) as at December 31, 2007, the related statements of operations, of comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related statements of operations, comprehensive income (loss) and cash flows for the period from inception on July 15, 2002 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARADIGM OIL AND GAS, INC. (an Exploration Stage Company) as at December 31, 2007, and the results of its operations and its cash flows for the year then ended, and for the period from inception on July 15, 2002 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            /s/ STS PARTNERS LLP

                                                                STS PARTNERS LLP

                                                           CHARTERED ACCOUNTANTS


Vancouver, British Columbia
May 12, 2008


                                      F-2a

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of PARADIGM OIL AND GAS, INC. (the "Company") (an Exploration Stage Company) as at December 31, 2006, the related statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related statements of operations and cash flows for the period from inception on July 15, 2002 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PARADIGM OIL AND GAS, INC. (an Exploration Stage Company) as at December 31, 2006, and the results of its operations and its cash flows for the years then ended, and the results of its operations and its cash flows for the period from July 15 2002 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ TELFORD SADOVNICK, P.L,L.C.

                                                     TELFORD SADOVNICK, P.L,L.C.

                                                    CERTIFIED PUBLIC ACCOUNTANTS


Bellingham, Washington
April 10, 2007


                                      F-2b

                               PARADIGM OIL AND GAS, INC.
                             (AN EXPLORATION STAGE COMPANY)
                                     BALANCE SHEET
                                 (STATED IN US DOLLARS)
                            AS AT DECEMBER 31, 2007 AND 2006


                                                                  DECEMBER 31,
                                                              2007            2006
                      ASSETS
Cash....................................................  $      1,143    $      1,155
                                                          ------------    ------------
                Total current assets....................         1,143           1,155
                                                          ------------    ------------
Natural gas and oil properties
    Unproved properties.................................       643,517         643,517
                                                          ------------    ------------

                Total assets............................       644,660         644,672
                                                          ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities............  $    391,887    $    242,064
    Shareholder loan                                            38,870              --
    Note payable                                                81,611          65,214
                                                          ------------    ------------

                Total liabilities.......................       512,368         307,278
                                                          ============    ============

Stockholders' equity:
    Common stock, $.001 par value;
      300,000,000 shares authorized, authorized,
      35,366,881 shares issued and outstanding..........        35,367          35,367
    Additional paid-in capital..........................       950,032         950,032
    Accumulated deficit.................................      (829,386)       (657,753)
    Accumulated Comphrehensive Income (Loss)                   (23,721)          9,748
                                                          ------------    ------------

                Total stockholders' equity..............       132,292         337,394
                                                          ------------    ------------

                                                          $    644,660    $    644,672
                                                          ============    ============


        The accompany notes are an integral part of these financial statements



                                      PARADIGM OIL AND GAS, INC.
                                    (AN EXPLORATION STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS
                                        (STATED IN US DOLLARS)
       FOR THE YEAR END DECEMBER 31, 2007 AND 2006 AND FROM JULY 15, 2002 TO DECEMBER 31, 2007


                                                                                       JULY 15, 2002
                                                             FOR THE YEAR ENDED         (INCEPTION)
                                                                DECEMBER 31,              THROUGH
                                                        ----------------------------    DECEMBER 31,
                                                            2007            2006            2007
                                                        ------------    ------------    ------------
Expenses:
    Contributed rent..................................  $         --    $         --    $      7,150
    Contributed administrative support................            --              --             550
    Rent..............................................            --              --           1,999
    Legal fees........................................            --              --          46,500
    Mineral interest acquisition costs................            --              --          53,180
    Mineral interest exploration costs................            --              --          30,369
    Natural gas and oil exploration costs.............        12,589         108,677         129,340
    Professional and consulting fees..................       153,060         137,206         541,126
    Compensation......................................            --              --          38,700
    Office............................................           284.            390          62,085
    Other.............................................         1,116           2,902          35,893
    Interest..........................................         4,584           5,259           9,843
    Disposal of natural oil and gas property, net.....            --              --        (127,349)
                                                        ------------    ------------    ------------
                   Total expenses.....................       171,633         254,434.        829,386
                                                        ------------    ------------    ------------
                   Net loss...........................      (171,633)       (254,434)   $   (829,386)
                                                        ============    ============    ============

Basic and diluted loss per share......................  $     (0.00)    $      (0.01)
                                                        ============    ============

Basic and diluted weighted average
    common shares outstanding.........................    35,366,881      35,366,881
                                                        ============    ============


                The accompany notes are an integral part of these financial statements



                                      PARADIGM OIL AND GAS, INC.
                                    (AN EXPLORATION STAGE COMPANY)
                               STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                        (STATED IN US DOLLARS)
       FOR THE YEAR END DECEMBER 31, 2007 AND 2006 AND FROM JULY 15, 2002 TO DECEMBER 31, 2007


                                                                                       JULY 15, 2002
                                                             FOR THE YEAR ENDED         (INCEPTION)
                                                                DECEMBER 31,              THROUGH
                                                        ----------------------------    DECEMBER 31,
                                                            2007            2006            2007
                                                        ------------    ------------    ------------

Loss for the Year.....................................  $   (171,633)   $   (254,434)   $   (829,386)

Other Comprehensive Income (Loss)
    Foreign currency translation adjustments..........       (33,469)          3,002         (23,721)
                                                        ------------    ------------    ------------

Comprehensive Loss....................................  $   (205,102)   $   (251,432)   $   (853,107)
                                                        ------------    ------------    ------------

Basic and Diluted Comprehensive Loss per Share........  $      (0.01)   $      (0.01)
                                                        ============    ============


                The accompany notes are an integral part of these financial statements



                                                     PARADIGM OIL AND GAS, INC.
                                                   (AN EXPLORATION STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                       (STATED IN US DOLLARS)
                                          FOR THE PERIOD JULY 15, 2002 TO DECEMBER 31, 2007


                                                    COMMON STOCK           ADDITIONAL                     OTHER
                                             --------------------------     PAID-IN     ACCUMULATED   COMPREHENSIVE
                                                SHARES       PAR VALUE      CAPITAL       DEFICIT          LOSS           TOTAL
                                             ------------   -----------   -----------   -----------   -------------   -------------

Balance at July 15, 2002 (inception).......            --   $        --   $        --   $        --   $          --   $          --

July 2002, common stock sold to an
  officer ($.001/share)....................     7,500,000         7,500        (2,500)           --              --           5,000
August to September  2002, common stock
  sold in private stock offering
  ($.005/share)............................     7,800,000         7,800        18,200            --              --          26,000
Office space and administrative support
  contributed by a director................            --            --           700            --              --             700
  Foreign currency translation adjustment..
  Net loss, period ended December 31, 2002.            --            --            --       (12,149)             --         (12,149)
                                             ------------   -----------   -----------   -----------   -------------   -------------

Balance at December 31, 2002...............    15,300,000        15,300        16,400       (12,149)             --          19,551

Office space and administrative support
  contributed by a director................            --            --         1,400.           --              --           1,400
Comprehensive loss:
  Net loss, year ended December 31, 2003...            --            --            --       (26,692)             --         (26,692)
  Foreign currency translation adjustment..            --            --            --            --              99              99
                                             ------------   -----------   -----------   -----------   -------------   -------------

Balance at December 31, 2003...............    15,300,000        15,300        17,800       (38,841)             99          (5,642)

February and March 2004, sale of common
  stock at $.20 per share, net of
  offering costs of $3,351.................       586,875           587        74,312            --              --          74,899
December 2004, common stock issued in
  exchange for legal services..............    13,950,006        13,950        32,550            --              --          46,500
Office space and administrative support
  contributed by a director................            --            --         1,400            --              --           1,400
Comprehensive loss:
  Net loss, year ended December 31, 2004...            --            --            --      (166,029)             --        (166,029)
  Foreign currency translation adjustment..            --            --            --            --           3,066           3,066
                                             ------------   -----------   -----------   -----------   -------------   -------------

Balance at December 31, 2004...............    29,836,881   $    29,837   $   126,062   $  (204,870)  $       3,165   $     (45,806)

January and February 2005, sale of
  common stock at $.15 per share...........     5,530,000         5,530       823,970            --              --         829,500
Comprehensive loss:
  Net loss, year ended December 31, 2005...            --            --            --      (198,449)             --        (198,449)
  Foreign currency translation adjustment..            --            --            --            --           3,581           3,581
                                             ------------   -----------   -----------   -----------   -------------   -------------

Balance at December 31, 2005...............    35,366,881   $    35,367   $   950,032   $  (403,319)  $       6,746   $     588,826
                                             ============   ===========   ===========   ===========   =============   =============

Comprehensive loss:
  Net loss, year ended December 31, 2006...            --            --            --      (254,434)             --        (254,434)
  Foreign currency translation adjustment..            --            --            --            --           3,002           3,002
                                             ------------   -----------   -----------   -----------   -------------   -------------

Balance at December 31, 2006...............    35,366,881   $    35,367   $   950,032   $  (657,753)  $       9,748   $     337,394
                                             ============   ===========   ===========   ===========   =============   =============

Comprehensive loss:
    Net loss, year ended December 31, 2007..           --            --            --      (171,633)             --       (171,633)
    Foreign currency translation adjustment.           --            --            --            --         (33,469)        (33,469)
                                             ------------   -----------   -----------   -----------   -------------   -------------

Balance at December 31, 2007................   35,366,881   $    35,367   $   950,032   $  (829,386)  $     (23,721)  $     132,292
                                             ============   ===========   ===========   ===========   =============   =============


                               The accompany notes are an integral part of these financial statements



                                          PARADIGM OIL AND GAS, INC.
                                        (AN EXPLORATION STAGE COMPANY)
                                           STATEMENT OF CASH FLOWS
                                            (STATED IN US DOLLARS)
         FOR THE PERIOD ENDING DECEMBER 31, 2007 AND 2006 AND FROM JULY 15, 2002 TO DECEMBER 31, 2007


                                                                                               JULY 15, 2002
                                                                     FOR THE YEAR ENDED         (INCEPTION)
                                                                        DECEMBER 31,              THROUGH
                                                                ----------------------------    DECEMBER 31,
                                                                    2007            2006            2007
                                                                ------------    ------------    ------------

Cash flows from operating activities:
  Net loss...................................................   $   (171,633)   $   (254,434)   $   (829,386)
  Items not involving cash:
    Disposal of natural gas and oil property, net............             --              --        (127,349)
    Office space and administrative support
      contributed by a director..............................             --              --           7,700
    Stock-based compensation.................................             --              --          46,500
                                                                ------------    ------------    ------------

                                                                    (171,633)       (254,434)       (902,535)
                                                                ------------    ------------    ------------

Changes in non-cash working capital items:
  Note payable...............................................         16,397           6,880          23,277
  Prepaid expense............................................             --           3,085              --
  Accounts payable and accrued expenses......................        149,823         231,896         391,887
                                                                ------------    ------------    ------------

        Net cash used in operating activities................         (5,413)        (12,573)       (487,371)
                                                                ------------    ------------    ------------

Cash flows provided by (used in) investing activities:
  Proceeds on disposal of natural gas and oil property.......             --              --         127,349
  Acquisition of natural gas and oil properties..............             --              --        (643,517)
                                                                ------------    ------------    ------------

        Net cash provided by investing activities............             --              --        (516,168)
                                                                ------------    ------------    ------------

Cash flows provided by financing activities:
  Proceeds from officer advance..............................             --              --           5,000
  Repayment of officer advance...............................             --              --          (5,000)
  Proceeds from shareholder loan.............................         38,870              --          88,870
  Repayment of shareholder loan..............................             --              --         (50,000)
  Proceeds from the sale of common stock.....................             --              --         934,550
  Payments for offering costs................................             --              --          (3,351)
  Proceeds from note payable.................................                                         58,334
                                                                ------------    ------------    ------------

        Net cash provided by financing activities............         38,870              --       1,028,403
                                                                ------------    ------------    ------------

Effect of exchange rate changes on cash......................        (33,469)          3,002         (23,721)
                                                                ------------    ------------    ------------

        Net change in cash...................................            (12)         (9,571)          1,143
                                                                ------------    ------------    ------------

Cash, beginning of year......................................          1,155.         10,726.             --
                                                                ------------    ------------    ------------

Cash, end of year............................................   $      1,143    $      1,155    $      1,143
                                                                ============    ============    ============

Supplemental disclosure of cash flow information:
  Income taxes...............................................   $         --    $         --    $         --
                                                                ============    ============    ============
  Interest...................................................   $         --    $         --    $         --
                                                                ============    ============    ============


                    The accompany notes are an integral part of these financial statements

                                                     F-7

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                DECEMBER 31, 2007

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

      As shown in the accompanying financial statements, the Company has incurred a net loss of $ 171,633 for the year ending December 31, 2007 and a net loss of $829,386 for the period from July 15, 2002 (inception) to December 31, 2007. The company has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option to acquire an interest. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, to exploit the discovery on a timely and cost-effective basis.

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

      The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserved are based on current oil and gas prices and estimated reserved. Price declines reduce the estimated quantity of proved reserved and increase annual depletion expense (which is based on proved reserves)

CASH AND CASH EQUIVALENTS
      Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2007 and 2006, the Company had no cash equivalents.

FINANCIAL INSTRUMENTS
      The Company's financial instruments consist of cash, accounts payable, accrued liabilities note payable and shareholders loan. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate their carrying values

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                DECEMBER 31, 2007

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

EARNINGS (LOSS) PER COMMON SHARE
      Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At December 31, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                DECEMBER 31, 2007

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSET RETIREMENT OBLIGATIONS (CONTINUED)
Accordingly, no liabilities have been recorded. The company is delinquent in its payments to joint venture partner. Canadian Association of Petroleum Landmen rules dictate the Company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such management feels no obligation should be recorded at this time.

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

REVENUE RECOGNITION
      The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2007 and 2006, the Company had no overproduced imbalances.

(3)   NEW ACCOUNTING PRONOUNCEMENTS

a) In November 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." SFAS No. 159 requires, among other things, that a company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial condition or results of operations.

b) In November 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." SFAS No. 160 requires, among other things, that companies record a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its financial condition or results of operations.

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                DECEMBER 31, 2007

(3)   NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

c) In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share Based Payment" was issued. Registrants may continue, under certain circumstances to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share Based Payment". The adoption of SAB 110 should have no effect on the financial position and results of the Company.

d) In March 2008, FASB issued SFAS 161, Disclosure about Derivative Instruments and Hedging Activities - an amendment to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows entities are required to provide enhanced disclose about (a) how and why an entity uses derivative instruments; (b) how derivative instruments an related hedged items are accounted for under Statement 133 and its related interpretations: and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

(4)   RELATED PARTY TRANSACTIONS

      During the year end December 31, 2006, Wiktor Musial a former officer and director was paid $7,500 for consulting services.

      A Shareholder of the company has loans outstanding to the company of $38,870 at December 31, 2007. The loan is interest free and has no formal term of repayment.

      Brave Consulting Corporation ("Brave"), a corporation controlled by a shareholder provided accounting services during the year ended December 31, 2007 and 2006. An amount of $120,000 (2006 $120,000) was accrued for the services. At the year end Brave was owed $240,000 (2006 - $120,000) which amount is included in accounts payable.

      Amounts paid to related parties are based on exchange amounts agreed upon by theses related parties.

(5)   OIL AND GAS INTERESTS

                                                DEC 31            DEC 31
                                             -----------------------------------
                                                  2007              2006
                                             -----------------------------------

TODD CREEK PROPERTY
     Acquisition cost                        $      298,631           298,631
     Cash call                                       52,102            52,102
     Refund                                         (17,022)          (17,022)
     Written off                                    (50,000)          (50,000)
                                             -----------------------------------
                                                    283,711           283,711

HILLSPRINGS PROPERTY
     Acquisition cost                               207,383           207,383
                                             -----------------------------------
                                                    207,383           207,383

SAWN LAKE PROPERTY
     Farmout and option agreement                   152,423           152,423

                                             $      643,517    $      643,517
                                             ===================================

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                DECEMBER 31, 2007

(5)   OIL AND GAS INTERESTS (CONTINUED)

A)    PARTICIPATION PROPOSAL AGREEMENTS
      On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation ("Win"), an unrelated Calgary, Alberta based private corporation. In November 2007 Win was acquired by Compton Petroleum Corporation ("Compton")The Company acquired an interest in two exploration projects in Alberta, Canada for the total payments of $506,014.

      Todd Creek Property
      -------------------

      During January 2005, the Company paid Win $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (10-34-5-29W4) located in Alberta, Canada. On June 18, 2005, the Company received a payment of $ 147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property. During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. The well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The Company has received no revenue from this well as the Company has not paid to Win it's full share of the costs of drilling or to tie in the well. To date the Company has received no further information about the Todd Creed project. The Company does not expect to receive further information from the operator until the Company has paid all outstanding invoices in full. Included in accounts payable is an amount of $130,611 owing to Win/Compton.

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

      The Company is currently in default of its payments to Win/Compton. The Company will have to pay Win/Compton the amounts owed in 2008.To pay the amounts owing to Win/Compton the Company will need to raise funds. This could potentially be dilutive to current shareholders. Alternatively the Company could sell the properties to realize value. The company has no engineering report to value the properties and in absence of such engineering report has maintained the carrying value on its books. If the Company had a third party valuation, this value could be less than the carrying value of the properties.

b)    FARMOUT AND OPTION AGREEMENT

      Sawn Lake Property
      ------------------

      On February 14, 2005 the Company entered into a farmout and Option Agreement with a private Alberta corporation for consideration of $152,423. The Company will farm-in to a 5% interest in a test well, and a similar interest in an additional option well in the Sawn Lake area located in Alberta, Canada. The Company will earn 100% of the farmout's interest (an undivided 10% interest in the drilling spacing unit) before payout, reverting to 50% of the farmout's interest (an undivided 5% interest) after payout. In order to earn its interest in the initial test well, total costs of the test well, estimated to be $173,200, up to the point of commercial oil sales are to be borne 100% by the Company in order to earn its undivided interest. Ownership of this project is contested as we fully explain in note 12.

(6)   SHAREHOLDERS' EQUITY

a)    COMMON STOCK

      In 2005 the Company issued 5,530,000 of its common stock at a price of $0.15 per share for proceeds of $829,500. The offering was made pursuant to Rule 903 of Regulation S of the Securities and Exchange Act of 1934.

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                DECEMBER 31, 2007

(6)   SHAREHOLDERS' EQUITY (CONTINUED)

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

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                DECEMBER 31, 2007

(8)   NOTE PAYABLE

      The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The company may be in default of this note as more fully explained in note 12.

                                                       DECEMBER 31
                                             -----------------------------------
                                                  2007              2006
                                             -----------------------------------

      1132559 Alberta Ltd                    $      81,611     $      65,214
                                             -----------------------------------
                                             $      81,611     $      65,214
                                             ===================================

(9)   INCOME TAXES a) INCOME TAX PROVISION:

      The provision for income taxes differs from the result which would be obtained by applying the statutory rate of T4% to income before income taxes. The difference results from the following: 3

                                                       DECEMBER 31
                                             -----------------------------------
                                                  2007              2006
                                             -----------------------------------

      Loss before income taxes               $    (171,633)    $    (254,434)
                                             ===================================
      Income tax benefit at 34%
        (estimated)                          $      58,355     $      86,508
      Unrecognized benefit of operating
        loss carry forwards                        (58,355)          (86,508)
                                             -----------------------------------
      Income tax benefit                     $           -     $           -
                                             ===================================

b) Significant components of the Company's deferred income tax assets are as follows:

                                                       DECEMBER 31
                                             -----------------------------------
                                                  2007              2006
                                             -----------------------------------

      Operating loss carry-forwards          $     745,837     $     574,204
      Mineral interest and natural gas
        and oil properties                          41,623            41,623
                                             -----------------------------------

                                                   787,460           615,827
      Statutory tax rate                              34.0%             34.0%
                                             -----------------------------------

      Deferred income tax asset              $     267,737           209,382
      Valuation allowance                         (267,737)          (209,382)
                                             -----------------------------------

      Net deferred tax assets                $           -     $            -
                                             ===================================

      The Company has incurred operating losses of approximately $787,460, which, if unutilized, will expire through to 2027. Subject to certain restrictions, the Company has mineral interest and natural gas and oil expenditures of approximately $41,600 available to reduce future taxable income. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                DECEMBER 31, 2007

(9)   INCOME TAXES (CONTINUED)

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

      The Company has a deferred tax asset relating to the depreciation and depletion difference between generally accepted accounting principles and tax and relating to the Company's net operation losses, which totaled approximately $787,460 at December 31, 2007, and which has been fully offset by a valuation allowance. The Company does not have any other significant deferred tax assets or liabilities. The net operating loss carry forwards are available to offset future taxable in come of the Company. These net operating losses expire through 2027.

(10)  COMPARATIVE FIGURES

      Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

(11)  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

(12)  SUBSEQUENT EVENT

      Subsequent to the year end 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement (refer to note
5) over which their note payable (refer to note 8) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

On October 6, 2007 Telford Sadovnick P.L.L.C. resigned as the auditors of the Company. The board appointed STS Partners on October 15, 2007 as the auditors of the Company. There have been no disagreements with our accountants on issues of accounting or financial disclosure since inception of Paradigm on July 15, 2002.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to the Company's internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

================ =============================== ===== =========================
      Name       Position Held with the           Age  Date First Elected /
                      Corporation                          Appointed
================ =============================== ===== =========================
Marc Juliar      President, Secretary, Treasurer   30     September 30, 2006
                             and Director
---------------- ------------------------------- ----- -------------------------

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

ITEM 10. EXECUTIVE COMPENSATION.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2007 and 2006 except for Mr. Musial who received $2,500 in 2006 in compensation under a management services agreement for the provision of certain management services to Paradigm. No other executive officer of our company received annual salary and/or bonus.

During the year ended December 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT & RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 15, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

==================================== ====================== ===============
  Name and Address of Beneficial      Amount and Nature of    Percentage
               Owner                  Beneficial Ownership    of Class(1)
==================================== ====================== ===============
International E-Trade Equities Ltd          3,450,000            9.75%
------------------------------------ ---------------------- ---------------
Brice Scheschuk                             2,500,000            7.07%
------------------------------------ ---------------------- ---------------
Marc Juliar, Toronto, On                    3,500,000            9.90%
------------------------------------ ---------------------- ---------------
Directors and Officers (as a group)         3,500,000            9.90%
==================================== ====================== ===============
  (1) Based on 35,366,881 shares outstanding as of February 15, 2008 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Brave Consulting provided accounting services to the Company in 2007. The contract with Brave is for $10,000 per month. The Company did not pay any of the outstanding amount to Brave in 2007.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following reports on Form 8-K were filed during the year ended December 31, 2007:

   o  October 18, 2007 - Item 4.01 Change in Registrants Certifying Accountant

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


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by STS Partners for the audit of the Company's financial statements as of the year end December 31, 2007 and fees billed for other services rendered by STS Partners during those periods. The auditor of the Company's financial statements in 2006 was Telford Sandovnick, P.L.L.C. and fees billed for other services rendered by Telford Sandovnick, P L.L.C. during those periods.

                                      Years Ended
                                  2007            2006
                               -------------------------

Audit Fees                      $11,325         $12,656
Audit related fees              $ 3,750         $     -
Tax Fees                        $               $     -

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

Date: May 16 , 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.