Form 10QSB
period 2008-03-31
Paradigm Oil & Gas, Inc.
filed 2008-05-19
CIK 1191354

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

                                  Yes     No
                                      ---    ---

As of August 10, 2007, the issuer had 35,366,875 shares of Common Stock, $.0001 par value per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                   3

ITEM 2. Management's Discussion and Analysis or Plan of Operation             15

ITEM 3. Controls and Procedures                                               23

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                     24

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds           24

ITEM 3. Defaults Upon Senior Securities                                       24

ITEM 4. Submission of Matters to a Vote of Security Holders                   24

ITEM 5. Other Information                                                     24

ITEM 6. Exhibits and Reports on Form 8-K                                      24

SIGNATURES                                                                    25


                                      PARADIGM OIL AND GAS, INC.
                                    (AN EXPLORATION STAGE COMPANY)
                                             BALANCE SHEET
                                        (STATED IN US DOLLARS)
                                             (UNAUDITED)


                                                                            MARCH 31,      DECEMBER 31,
                                                                              2008             2007
                                                                                             (Audited)
                                  ASSETS
Cash....................................................................  $       3,418    $       1,143
                                                                          -------------    -------------
                  Total current assets..................................          3,418            1,143
                                                                          -------------    -------------

Natural gas and oil properties
    Unproved properties.................................................        643,517          643,517
                                                                          -------------    -------------

                  Total assets..........................................        646,935          644,660
                                                                          =============    =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities............................  $     418,997    $     391,887
    Shareholder loan....................................................         41,685           38,870
    Note payable........................................................         79,999           81,611
                                                                          -------------    -------------
                  Total liabilities.....................................        540,681          512,368
                                                                          -------------    -------------

Shareholders' equity:
    Common stock, $.001 par value; 300,000,000 shares authorized,
       authorized, 35,366,881 shares issued and outstanding.............         35,367           35,367
    Additional paid-in capital..........................................        950,032          950,032
    Accumulated deficit.................................................       (863,280)        (829,386)
    Accumulated Comphrehensive Income (Loss)                                    (15,865)         (23,721)
                                                                          -------------    -------------

                  Total shareholders' equity............................        106,254          132,292
                                                                          -------------    -------------

                                                                          $     646,935    $     644,660
                                                                          =============    =============


                The accompanying notes are an integral part of these financial statements


                                      PARADIGM OIL AND GAS, INC.
                                    (AN EXPLORATION STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS
                                        (STATED IN US DOLLARS)
                                             (UNAUDITED)


                                                                                        JULY 15, 2002
                                                             THREE MONTHS ENDED          (INCEPTION)
                                                                  MARCH 31,                THROUGH
                                                        ----------------------------      MARCH 31,
                                                            2008            2007            2008
                                                        ------------    ------------    ------------
Expenses:
    Contributed rent..................................  $         --    $         --    $      7,150
    Contributed administrative support................            --              --             550
    Rent..............................................            --              --           1,999
    Legal fees........................................            --              --          46,500
    Mineral interest acquisition costs ...............            --              --          53,180
    Mineral interest exploration costs ...............            --              --          30,369
    Natural gas and oil exploration costs ............           560.          8,080         129,900
    Professional and consulting fees..................        31,802          42,796         572,928
    Compensation......................................            --              --          38,700
    Office............................................            38.            102          62,123
    Other.............................................           281.            424          36,174
    Interest..........................................         1,213.          1,031          11,056
    Disposal of natural oil and gas property, net.....            --              --        (127,349)
                                                        ------------    ------------    ------------
                   Total expenses.....................        33,894          52,433         863,280
                                                        ------------    ------------    ------------

                   Net loss for the periods...........  $    (33,894)   $    (52,433)   $   (863,280)
                                                        ============    ============    ============

Basic and diluted loss per share......................  $      (0.00)   $      (0.00)
                                                        ============    ============

Basic and diluted weighted average
    common shares outstanding.........................    35,366,881      35,366,881
                                                        ============    ============


                The accompanying notes are an integral part of these financial statements


                                      PARADIGM OIL AND GAS, INC.
                                    (AN EXPLORATION STAGE COMPANY)
                               STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                        (STATED IN US DOLLARS)
                                              (UNAUDITED)


                                                                                        JULY 15, 2002
                                                         FOR THE THREE MONTHS ENDED      (INCEPTION)
                                                                  MARCH 31,                THROUGH
                                                        ----------------------------      MARCH 31,
                                                            2008            2007            2008
                                                        ------------    ------------    ------------

Loss for the Period...................................  $    (33,894)   $    (52,433)   $   (863,280)

Other Comprehensive Income (Loss)
    Foreign currency translation adjustments..........         7,856          (1,374)        (15,865)
                                                        ------------    ------------    ------------

Comprehensive Loss....................................  $    (26,038)   $    (53,807)   $   (853,107)
                                                        ------------    ------------    ------------

Basic and Diluted Comprehensive Loss per Share........  $      (0.00)   $      (0.00)
                                                        ============    ============


               The accompanying notes are an integral part of these financial statements


                                                     PARADIGM OIL AND GAS, INC.
                                                   (AN EXPLORATION STAGE COMPANY)
                                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (STATED IN US DOLLARS)
                                                             (UNAUDITED)


                                                                                                       CUMULATIVE
                                                                                                       TRANSLATION
                                                                                                       ADJUSTMENT
                                                                                                     -------------
                                                COMMON STOCK            ADDITIONAL                       OTHER
                                         --------------------------      PAID-IN      ACCUMULATED    COMPREHENSIVE
                                            SHARES       PAR VALUE       CAPITAL        DEFICIT           LOSS            TOTAL
                                         ------------   -----------    -----------    -----------    -------------    -------------
Balance at January 1, 2008.............    35,366,881   $    35,367    $   950,032    $  (829,386)   $     (23,721)   $     132,292

    Net loss, three months ended
      March 31, 2008...................            --            --             --        (33,894)              --          (33,894)
    Foreigm currency translation
      adjustment.......................            --            --             --             --            7,856            7,856
                                         ------------   -----------    -----------    -----------    -------------    -------------
Balance at March 31, 2008..............    35,366,881   $    35,367    $   950,032    $  (863,280)   $     (15,865)   $     106,254
                                         ============   ===========    ===========    ===========    =============    =============


                              The accompanying notes are an integral part of these financial statements


                                      PARADIGM OIL AND GAS, INC.
                                    (AN EXPLORATION STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS
                                        (STATED IN US DOLLARS)
                                             (UNAUDITED)


                                                                                        JULY 15, 2002
                                                             THREE MONTHS ENDED          (INCEPTION)
                                                                  MARCH 31,                THROUGH
                                                        ----------------------------      MARCH 31,
                                                            2008            2007            2008
                                                        ------------    ------------    ------------

Cash flows from operating activities:
    Net loss..........................................  $    (33,894)   $    (52,433)   $   (863,280)
    Items not involving cash:
       Disposal of natural gas and oil property, net..            --              --       (127,349)
       Office space and administrative support
          contributed by a director...................            --              --           7,700
       Stock-based compensation.......................            --              --          46,500
                                                        ------------    ------------    ------------

                                                             (33,894)        (52,433)       (936,429)
                                                        ------------    ------------    ------------

    Changes in non-cash working capital items:
       Note payable...................................        (1,612)          1,656          21,665
       Accounts payable and accrued expenses..........        27,110          37,391.        418,997
                                                        ------------    ------------    ------------

             Net cash used in operating activities....        (8,396)        (13,386)       (495,767)
                                                        ------------    ------------    ------------

Cash flows used in investing activities:
    Proceeds on disposal of natural gas and oil
      property........................................            --              --         127,349
    Acquisition of natural gas and oil properties.....            --              --        (643,517)
                                                        ------------    ------------    ------------

             Net cash used in investing activities....            --              --        (516,168)
                                                        ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from officer advance.....................            --              --           5,000
    Repayment of officer advance......................            --              --          (5,000)
    Proceeds from shareholder loan....................         2,815          16,723          91,685
    Repayment of shareholder loan.....................            --              --         (50,000)
    Proceeds from the sale of common stock............            --              --         934,550
    Payments for offering costs.......................            --              --          (3,351)
    Proceeds from note payable........................            --              --          58,334
                                                        ------------    ------------    ------------

             Net cash provided by financing
               activities.............................         2,815          16,723       1,031,218
                                                        ------------    ------------    ------------

Effect of exchange rate changes on cash...............         7,856          (1,374)        (15,865)
                                                        ------------    ------------    ------------

                  Net change in cash..................         2,275           1,963           3,418

Cash, beginning of period.............................         1,143           1,155              --
                                                        ------------    ------------    ------------

Cash, end of period...................................  $      3,418    $      3,118    $      3,418
                                                        ============    ============    ============

Supplemental disclosure of cash flow information:
    Income taxes......................................  $         --    $         --    $         --
                                                        ============    ============    ============
    Interest..........................................  $         --    $         --    $         --
                                                        ============    ============    ============


              The accompanying notes are an integral part of these financial statements

                                                  7

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                 MARCH 31, 2008

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

      The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of oil and gas exploration. Management's plan is to acquire interests in certain oil and gas properties.

      As shown in the accompanying financial statements, the Company has incurred a net loss of $33,894 for the quarter ending March 31, 2008, $ 52,433 for the quarter ending March 31, 2007 and a net loss of $863,280 for the period from July 15, 2002 (inception) to March 31, 2008. The Company has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option to acquire an interest. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, to exploit the discovery on a timely and cost-effective basis.

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

      Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At March 31, 2008 and 2007, the Company had no cash equivalents.

FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash, accounts payable, accrued liabilities note payable and shareholders loan. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximate their carrying values

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                 MARCH 31, 2008

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

EARNINGS (LOSS) PER COMMON SHARE

      Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At March 31, 2008, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

ASSET RETIREMENT OBLIGATIONS

      The Company has adopted SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations", which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                 MARCH 31, 2008

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ASSET RETIREMENT OBLIGATIONS (CONTINUED)

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

REVENUE RECOGNITION

      The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At March 31, 2008 and 2007, the Company had no overproduced imbalances.

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

b) In November 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." SFAS No. 160 requires, among other things, that companies record a non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                 MARCH 31, 2008

(3) NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

(4) RELATED PARTY TRANSACTIONS

      A Shareholder of the company has loans outstanding to the company of $41,685 at March 31, 2008. The loan is interest free and has no formal term of repayment.

      Brave Consulting Corporation ("Brave"), a corporation controlled by a shareholder provided accounting services during the quarter ended March 31, 2008 and 2007. An amount of $120,000 (2006 $120,000) was accrued for the services. At the quarter end Brave was owed $270,000 (2007 - $150,000) which amount is included in accounts payable.

      Amounts paid to related parties are based on exchange amounts agreed upon by theses related parties.

(5) OIL AND GAS INTERESTS

                                                 MAR 31            DEC 31
                                             -----------------------------------
                                                  2008              2007
                                             -----------------------------------

TODD CREEK PROPERTY
     Acquisition cost                        $      298,631           298,631
     Cash call                                       52,102            52,102
     Refund                                         (17,022)          (17,022)
     Written off                                    (50,000)          (50,000)
                                             -----------------------------------
                                                    283,711           283,711

HILLSPRINGS PROPERTY
     Acquisition cost                               207,383           207,383
                                             -----------------------------------

                                                    207,383           207,383

SAWN LAKE PROPERTY
     Farmout and option agreement                   152,423           152,423

                                             $      643,517    $      643,517
                                             ===================================

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                 MARCH 31, 2008

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

      Todd Creek Property
      -------------------

      During January 2005, the Company paid Win $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (10-34-5-29W4) located in Alberta, Canada. On June 18, 2005, the Company received a payment of $ 147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property. During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. The well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The Company has received no revenue from this well as the Company has not paid to Win our full share of the costs of drilling or to tie in the well. To date the Company has received no further information about the Todd Creed project. The Company does not expect to receive further information from the operator until the Company has paid all outstanding invoices in full. Included in accounts payable is an amount of $130,611 owing to Win/Compton.

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

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                 MARCH 31, 2008

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

                           PARADIGM OIL AND GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             (STATED IN US DOLLARS)
                                 MARCH 31, 2008

(8) NOTE PAYABLE

      The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The company may be in default of this note as more fully explained in note 12.

                                                         MARCH 31
                                             -----------------------------------
                                                  2008              2007

      1132559 Alberta Ltd                    $      79,999     $      81,611
                                             -----------------------------------
                                             $      79,999     $      81,611
                                             ===================================

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

                       FOREIGN CURRENCY AND EXCHANGE RATES
                       -----------------------------------

Dollar costs of Paradigm's property acquisitions and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.02 or CA $1.00 being approximately equal to US $0.98 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING MARCH 31, 2008 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

OVERVIEW
--------

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002 and established a year end of December 31. On February 7, 2005 the Company amended its Articles of Incorporation through the implementation of a 1.5:1 forward split of the Company's common stock and a name change from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. From July, 2002 to December, 2004, we were in the business of the exploration and development of a mineral property of approximately 1,236 acres in size in southwestern, British Columbia. The Company decided to abandon its interest in this mineral property and on August 26, 2005. We have not spent anything on research and development activities.

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation, whereby we have acquired an interest in two exploratory oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. On June 18, 2005, the Company received a payment of $147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property and currently holds a 5% interest in the project.

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

Our Proposed Petroleum Exploration Program - Plan of Operation - Petroleum
--------------------------------------------------------------------------
Properties
----------

Hillsprings

No wells have been drilled on this property to date. The operator has not informed us of their intentions to drill at this time.

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

From our inception through December, 2004, we were engaged principally in non-operating activities in the mineral exploration field. While our new management has extensive experience in oil and gas exploration and operating activities, we have had very limited experience in these operations. Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At March 31, 2008, we had working capital of $3,418. As a result of our determination to operate in the future, our working capital requirements may be expected to increase significantly over prior periods. We anticipate that we will need additional funding in the next 12 months in order to meet our cash requirements.

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

RESULTS OF OPERATIONS
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the three month period ended March 31, 2008, March 31, 2007 and inception on July 15, 2002 to March 31, 2008 are presented in the following discussion.

Paradigm did not generate any revenues from operations for the quarter ended March 31, 2008 or for the period July 15, 2002 (inception) through March 31, 2008.

Operating expenses for the quarter ended March 31, 2008 totaled $33,894. The Company incurred consulting costs and professional fees of $31,802 were incurred for services performed with respect to oil and gas properties, as well as SEC reporting compliance and accounting fees. The Company also incurred expenses related to oil and gas exploration $560. The remaining expenses relate to office, general administrative and stock transfer agent fees.

Operating expenses for the quarter ended March 31, 2007 totaled $52,433. The primary expenses incurred were $42,796 for professional and consulting fees. The remaining expenses relate to exploration costs, general administrative, and stock transfer agent fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of end of the quarter on March 31, 2008, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to March 31, 2008 was $934,550 as a result of proceeds received from sales of our common stock.

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

As of March 31, 2008, our total assets which consist of oil and gas property and cash amounted to $646,935, and our total liabilities were $540,681. Working capital stood at $3,418.

For the quarter ended March 31, 2008, the net loss was $33,894 ($0.00 per share). The loss per share was based on a weighted average of 35,366,881 common shares outstanding. For the same period in 2007 the comparative numbers were a net loss of $52,433 and a loss per share of $0.00 based on a weighted average of 35,366,881 common shares outstanding. For the period from inception on July 15, 2002 through March 31, 2008, the cumulative net loss was $863,280.

In November 2005, Paradigm borrowed $58,334 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, March 31, 2008, Paradigm had 35,366,881 common shares issued and outstanding.

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

ITEM 2. CHANGES IN SECURITIES

Paradigm had 35,366,881 shares of common stock issued and outstanding as of March 31, 2008. Of these shares, 3,450,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

The following reports on Form 8-K were filed during the quarter ended March 31, 2008:

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



      Date: May 19, 2008