Form 10-Q
period 2008-06-30
Paradigm Oil & Gas, Inc.
filed 2008-08-13
CIK 1191354

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer o                            Accelerated Filer o
Accelerated Filer o                                  Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2008, the Registrant had 56,266,881 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|



                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

ITEM 2. Management's Discussion and Analysis

ITEM 3. Quantitative and Qualitative Discussion About Market Risk

ITEM 4. Controls and Procedures

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets


                                                    June 30,        December 31,
                                                      2008              2007
                                                  -------------    -------------
                                                   (Unaudited)       (Audited)

                     Assets

Cash...........................................   $         238    $      1,143
                                                  -------------    -------------
       Total current assets....................             238           1,143
                                                  -------------    -------------

Natural gas and oil properties
  Unproved properties..........................         643,517         643,517
                                                  -------------    -------------

       Total assets............................   $     643,755    $    644,660
                                                  =============    =============

     Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued liabilities.....   $     452,545    $    391,887
  Shareholder loan.............................           3,669          38,870
  Note payable.................................          81,727          81,611
                                                  -------------    -------------
       Total liabilities.......................         537,941         512,368
                                                  -------------    -------------

Shareholders' equity:
  Common stock, $.001 par value;
     300,000,000 shares authorized,
     authorized, 56,266,881 and
     35,366,881shares issued and
     outstanding, respectively.................          56,267          35,367
  Additional paid-in capital...................       1,117,232         950,032
  Accumulated deficit..........................      (1,052,912)       (829,386)
  Cumulative translation adjustment............         (14,773)        (23,721)
                                                  -------------    -------------

       Total shareholders' equity..............         105,814         132,292
                                                  -------------    -------------

                                                  $     643,755    $    644,660
                                                  =============    =============



           See accompanying notes to condensed financial statements.

                                                    PARADIGM OIL AND GAS, INC.
                                                  (An Exploration Stage Company)
                                                Condensed Statements of Operations
                                                            (Unaudited)


                                                                                                                     July 15, 2002
                                                        Three Months Ended                 Six Months Ended           (Inception)
                                                            June 30,                          June 30,                  Through
                                                  ------------------------------    -----------------------------       June 30,
                                                      2008             2007             2008            2007              2008
                                                  -------------    -------------    ------------    -------------    -------------
Expenses:
  Contributed rent.............................   $           -    $           -    $          -    $           -    $      7,150
  Contributed administrative support...........               -                -               -                -             550
  Rent.........................................               -                -               -                -           1,999
  Legal fees...................................               -                -               -                -          46,500
  Mineral interest acquisition costs ..........               -                -               -                -          53,180
  Mineral interest exploration costs ..........               -                -               -                -          30,369
  Natural gas and oil exploration costs .......             744              529           1,304            8,609         130,644
  Professional and consulting fees.............          62,072           33,577          93,874           76,372         635,000
  Compensation.................................               -                -               -                -          38,700
  Office.......................................              41               37              79              138          62,164
  Other........................................             168            6,097             449            6,521          36,342
  Interest.....................................           1,207            1,112           2,420            2,144          12,263
  Disposal of natural oil and gas property, net               -                -               -                -        (127,349)
                                                  -------------    -------------    ------------    -------------    -------------
       Total expenses..........................          64,232           41,352          98,126           93,784         927,512
                                                  -------------    -------------    ------------    -------------    -------------

  Loss from Operations.........................   $     (64,232)   $     (41,352)   $    (98,126)   $     (93,784)   $   (927,512)
                                                  =============    =============    ============    =============    =============

Other Income (Expense)
  Loss on extinguishment of debt...............        (125,400)               -        (125,400)               -        (125,400)
                                                  -------------    -------------    ------------    -------------    -------------
       Total Other Income (Expense)............        (125,400)               -        (125,400)               -        (125,400)
                                                  -------------    -------------    ------------    -------------    -------------

       Net loss for the periods................   $    (189,632)   $     (41,352)   $   (223,526)   $     (93,784)   $ (1,052,912)
                                                  =============    =============    ============    =============    =============

Basic and diluted loss per share...............   $       (0.00)   $      (0.00)    $     (0.01)    $       (0.00)
                                                  =============    =============    ============    =============

Basic and diluted weighted average
  common shares outstanding....................      38,122,925       35,366,881      36,744,903       35,366,881
                                                  =============    =============    ============    =============


                                    See accompanying notes to condensed financial statements.

                                    PARADIGM OIL AND GAS, INC.
                                  (An Exploration Stage Company)
                        Condensed Statement of Comprehensive Income (Loss)



                                                                                    July 15, 2002
                                                     For the Six Months Ended        (Inception)
                                                             June 30,                  Through
                                                  ------------------------------       June 30,
                                                       2008            2007             2008
                                                  -------------    -------------    -------------
Loss for the Periods...........................   $    (223,526)   $     (93,784)   $ (1,052,912)

Other Comprehensive Income (Loss)
    Foreign currency translation adjustments...           8,948          (11,697)        (14,773)
                                                  -------------    -------------    -------------

Comprehensive Loss.............................   $    (214,578)   $    (105,481)   $ (1,067,685)
                                                  -------------    -------------    -------------




                     See accompanying notes to condensed financial statements.

                                                     PARADIGM OIL AND GAS, INC.
                                                   (An Exploration Stage Company)
                                       Condensed Statement of Changes in Shareholders' Equity
                                                            (Unaudited)

                                                                                                     Cumulative
                                                                                                     Translation
                                                                                                      Adjustment
                                                                                                    -------------
                                           Common Stock             Additional                          Other
                                  -----------------------------       Paid-In        Accumulated    Comprehensive
                                     Shares         Par Value         Capital          Deficit          Loss             Total
                                  -------------   -------------    -------------    ------------    -------------    -------------
Balance at January 1, 2008....       35,366,881   $      35,367    $     950,032    $   (829,386)   $    (23,721)    $    132,292

June 2008, common stock
  issued in conversion
  of shareholder loan
  ($.003/share)...............       20,900,000          20,900          167,200               -                -         188,100
Comprehensive loss:
  Net loss, six months
  ended June 30, 2008.........                -               -                -        (223,526)               -        (223,526)
  Foreigm Currency
  Translation Adjustment......                -               -                -               -            8,948           8,948
Comprehensive loss............                -               -                -               -                -        (214,578)
                                  -------------   -------------    -------------    ------------    -------------    -------------

Balance at June 30, 2008......       56,266,881   $      56,267    $   1,117,232    $ (1,052,912)   $     (14,773)   $    105,814
                                  =============   =============    =============    ============    =============    =============


                     See accompanying notes to condensed financial statements.


                                                     PARADIGM OIL AND GAS, INC.
                                                   (An Exploration Stage Company)
                                                 Condensed Statements of Cash Flows
                                                            (Unaudited)


                                                                                                                     July 15, 2002
                                                        Three Months Ended                 Six Months Ended           (Inception)
                                                             June 30,                          June 30,                 Through
                                                  ------------------------------    -----------------------------       June 30,
                                                      2008              2007           2008             2007              2008
                                                  -------------    -------------    ------------    -------------    -------------
Cash flows from operating activities:
  Net loss.....................................   $   (189,632)    $     (41,352)   $   (223,526)   $     (93,784)   $ (1,052,912)
  Items not involving cash:
    Disposal of natural gas and oil property,
      net......................................               -                -               -                -        (127,349)
    Office space and administrative support
      contributed by a director................               -                -               -                -           7,700
    Stock-based compensation...................               -                -               -                -          46,500
    Loss on extinguishment of debt.............         125,400                -         125,400                -         125,400
                                                  -------------    -------------    ------------    -------------    -------------

                                                        (64,232)         (41,352)        (98,126)         (93,784)     (1,000,661)
                                                  -------------    -------------    ------------    -------------    -------------

  Changes in non-cash working capital items:
    Note payable...............................           1,728            6,746             116            8,402          23,393
    Accounts payable and accrued expenses......          33,548           44,302          60,658           81,693         452,545
                                                  -------------    -------------    ------------    -------------    -------------
          Net cash provided by (used in)
           operating activities................         (28,956)           9,696         (37,352)          (3,689)       (524,723)
                                                  -------------    -------------    ------------    -------------    -------------

Cash flows used in investing activities:
  Proceeds on disposal of natural gas and oil
    property...................................               -                -               -                -         127,349
  Acquisition of natural gas and oil properties               -                -               -                -        (643,517)
                                                  -------------    -------------    ------------    -------------    -------------
          Net cash used in
           investing activities................               -                -               -                -        (516,168)
                                                  -------------    -------------    ------------    -------------    -------------

Cash flows from financing activities:
  Proceeds from officer advance................               -                -               -                -           5,000
  Repayment of officer advance.................               -                -               -                -          (5,000)
  Proceeds from shareholder loan...............          24,684              145          27,499           16,868         116,369
  Repayment of shareholder loan................               -                -               -                -         (50,000)
  Proceeds from the sale of common stock.......               -                -               -                -         934,550
  Payments for offering costs..................               -                -               -                -          (3,351)
  Proceeds from note payable...................               -                -               -                -          58,334
                                                  -------------    -------------    ------------    -------------    -------------
          Net cash provided by
           financing activities................          24,684              145          27,499           16,868       1,055,902
                                                  -------------    -------------    ------------    -------------    -------------

Effect of exchange rate changes on cash........           1,092          (10,323)          8,948          (11,697)        (14,773)
                                                  -------------    -------------    ------------    -------------    -------------


          Net change in cash...................          (3,180)            (482)           (905)           1,482             238

Cash, beginning of period......................           3,418            3,119           1,143            1,155               -
                                                  -------------    -------------    ------------    -------------    -------------

Cash, end of period............................   $         238    $       2,637    $        238    $       2,637    $        238
                                                  =============    =============    ============    =============    =============

Changes in non-cash investing and financing
  Repayment of stockholder debt totaling
  $62,700 through issuance of common shares             188,100                -         188,100                -          188,100

                                     See accompanying notes to condensed financial statements.




                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2008



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

As shown in the accompanying financial statements, the Company has incurred a net loss of $64,232 for the quarter ending June 30, 2008, $ 41,352 for the quarter ending June 30, 2007 and a net loss of $927,512 for the period from July 15, 2002 (inception) to June 30, 2008. The Company has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option to acquire an interest. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, to exploit the discovery on a timely and cost-effective basis.

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

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual depletion expense (which is based on proved reserves).

Cash and Cash Equivalents
Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits. For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At June 30, 2008 and 2007, the Company had no cash equivalents.

Financial Instruments
The Company's financial instruments consist of cash, accounts payable, accrued liabilities, note payable and shareholders loan. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximately their carrying values.

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2008



(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Interests
The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying the remaining unproved properties and exploratory dry hole drilling costs are expensed. Costs of drilling and equipping productive wells, including development dry holes and related production facilities are capitalized.

Earnings (loss) per Common Share
Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At June 30, 2008, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2008


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Asset Retirement Obligations (continued) credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The Company is delinquent in its payments to a joint venture partner. Canadian Association of Petroleum Landmen rules dictate the Company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such management believes no obligation should be recorded at this time.

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

Impairment of Long-Lived Assets
In the event that facts and circumstances indicate that the costs of long-lived assets, other than oil and gas properties, may be impaired, evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Impairment of oil and gas properties is evaluated subject to the remaining life and the market value of the property.

Revenue Recognition
The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At June 30, 2008 and 2007, the Company had no overproduced imbalances.

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

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2008


3)      NEW ACCOUNTING PRONOUNCEMENTS (continued)

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

d) In March 2008, FASB issued SFAS 161, Disclosure about Derivative Instruments and Hedging Activities - an amendment to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments;
(b) how derivative instruments related hedged items are accounted for under Statement 133 and its related interpretations: and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008 with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

(4)     RELATED PARTY TRANSACTIONS

A Shareholder of the Company has loans outstanding to the Company of $3,669 at June 30, 2008. The loan is interest free and has no formal term of repayment.

The Company issued 20,900,000 shares of common stock in conversion of shareholder debt totaling $62,700 on June 11, 2008. The stock had a fair value of $188,100 to settle this payment. Accordingly, the Company recorded a loss on the extinguishment of debt of $125,400. (see note 6)

Brave Consulting Corporation ("Brave"), a corporation controlled by a shareholder provided accounting services during the quarter ended June 30, 2008 and 2007. An amount of $10,000 (2006 $10,000) was accrued for the services. At the quarter end Brave was owed $300,000 (2007 - $240,000) which amount is included in accounts payable.

Amounts paid to related parties are based on exchange amounts agreed upon by theses related parties.

(5)     OIL AND GAS INTERESTS
                                                     June 30           June 30
                                                  -------------    -------------
                                                      2008              2007
                                                  -------------    -------------

Todd Creek Property
         Acquisition cost                         $     298,631         298,631
         Cash call                                       52,102          52,102
         Refund                                         (17,022)        (17,022)
         Written off                                    (50,000)        (50,000)
                                                  -------------    -------------
                                                        283,711         283,711
Hillsprings Property
         Acquisition cost                               207,383         207,383
                                                  -------------    -------------

                                                        207,383         207,383
Sawn Lake Property
         Farmout and option agreement                   152,423         152,423
                                                  -------------    -------------

                                                  $     643,517    $     643,517
                                                  =============    =============

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2008



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

Todd Creek Property
-------------------

During January 2005, the Company paid Win $298,631 (less a $50,000 deposit paid in December 2004) to acquire a 10% interest in the Todd Creek Property (10-34-5-29W4) located in Alberta, Canada. On June 18, 2005, the Company received a payment of $ 147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property. During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. The well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The Company has received no revenue from this well as the Company has not paid to Compton our full share of the costs of drilling or to tie in the well. To date the Company has received no further information about the Todd Creek project. The Company does not expect to receive further information from the operator until the Company has paid all outstanding invoices in full. Included in accounts payable is an amount of $131,089 owing to Compton.

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

The Company is currently in default of its payments to Compton. The Company will have to pay Compton the amounts owed in 2008.To pay the amounts owing to Compton the Company will need to raise funds. This could potentially be dilutive to current shareholders. Alternatively the Company could sell the properties to realize value. The Company has no engineering report to value the properties and in absence of such engineering report has maintained the carrying value on its books. If the Company had a third party valuation, this value could be less than the carrying value of the properties.

b) Farmout and Option Agreement

Sawn Lake Property
------------------

On February 14, 2005 the Company entered into a farmout and Option Agreement with a private Alberta corporation for consideration of $152,423. The Company will farm-in to a 5% interest in a test well, and a similar interest in an additional option well in the Sawn Lake area located in Alberta, Canada. The Company will earn 100% of the farmout's interest (an undivided 10% interest in the drilling spacing unit) before payout, reverting to 50% of the farmout's interest (an undivided 5% interest) after payout. In order to earn its interest in the initial test well, total costs of the test well, estimated to be $173,200, up to the point of commercial oil sales are to be borne 100% by the Company in order to earn its undivided interest. Ownership of this project is contested as we fully explain in note 9.

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2008



(6)     SHAREHOLDERS' EQUITY

a) Common Stock

On June 19, 2008, the Company converted shareholder loans in the amount of $62,700 into 20,900,000 common shares. The proceeds of the loans were used for working capital expenses. The common shares were issues pursuant to Regulation S under the Securities Act of 1933, as amended (the "1933 Act"). The stock had a fair value of $188,100 to settle this payment. Accordingly, the Company recorded a loss on the extinguishment of debt of $125,400.

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

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                  June 30, 2008



(7)     NATURAL GAS AND OIL EXPLORATION RISK (continued)

Foreign Operations Risk
The Company is exposed to foreign currency fluctuations, political risks, price controls and varying forms of fiscal regimes or changes thereto which may impair its ability to conduct profitable operations as it operates internationally and holds foreign denominated cash and other assets.

(8)     NOTE PAYABLE

The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The company may be in default of this note as more fully explained in note 9.


                                                              June 30
                                                  ------------------------------
                                                      2008              2007
                                                  -------------    -------------

       1132559 Alberta Ltd                        $      81,727    $     81,611
                                                  -------------    -------------
                                                  $      81,727    $     81,611
                                                  =============    =============


(9)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The Company is in default of its obligation to Compton Energy Corporation in respect to the Todd Creek Property, as it has not paid the full share of costs of drilling or to complete the well. As a result the Company has received no further information about the Todd Creek project. The Company does not expect to receive further information from the operator until all outstanding participation costs have been paid.

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

The financial information set forth in the following discussion should be read with the consolidated financial statements of Paradigm Oil & Gas included elsewhere herein.

Company Overview
----------------

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002. From July, 2002 to December, 2004, we were in the business of the exploration and development of a mineral property of approximately 1,236 acres in size in southwestern, British Columbia. The Company decided to abandon its interest in this mineral property and on August 26, 2005. On February 7, 2005 the Company changed its name to Paradigm Oil & Gas, Inc. We have not spent anything on research and development activities.

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation (now Compton Petroleum), whereby we have acquired an interest in two exploratory oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014. On June 18, 2005, the Company received a payment of $147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property and currently holds a 5% interest in the project.

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

HILLSPRINGS PROPERTY

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

TODD

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

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the "13-28 well." The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. To date we have received no revenue from this well due to the fact we owe Win Energy drilling costs. We do not expect to receive any revenue from this well until we are current in our payments.

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

The initial well was drilled on the Sawn Lake property in 2006. Subsequent to the end of the quarter Deep Well Oil & Gas, Inc. has begun the process to retest the initial well.

Liquidity and Capital Resources
-------------------------------

Since inception, we have used our common stock and loans to raise money for most of our operation expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to June 30, 2008 was $1,055,902 as a result of proceeds received from sales of our common stock.

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

On June 19, 2008, the Company converted shareholder loans in the amount of $62,700 into 20,900,000 common shares. The proceeds of the loans were used for working capital expenses. The common shares were issues pursuant to Regulation S under the Securities Act of 1933, as amended (the "1933 Act").

As of June 30, 2008, our total assets which consist of oil and gas property and cash amounted to $643,755, and our total liabilities were $537,941. Working capital stood at $238.

For the quarter ended June 30, 2008, the net loss was $189,632 ($0.00 per share). The loss per share was based on a weighted average of 38,122,925 common shares outstanding. For the same period in 2007 the comparative numbers were a net loss of $41,352 and a loss per share of $0.00 based on a weighted average of 35,366,881 common shares outstanding. For the period from inception on July 15, 2002 through June 30, 2008, the cumulative net loss was $1,052,912.

In November 2005, Paradigm borrowed $58,334 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, June 30, 2008, Paradigm had 56,266,881 common shares issued and outstanding.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, stock and commodity prices. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure, except that we own equity securities in a private company held for long term investment and we hold equity securities in a publicly traded company whose value is marked to market on a quarterly basis. Our primary exposure to market risk is interest rate risk associated with our short term money market investments and the market price risk of our publicly traded investment. The Company does not have any credit facilities with variable interest rates.

ITEM 4. CONTROLS AND PROCEDURES:

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

From time to time the Company is involved in minor trade, employment and other operation disputes, none of which have or are expected to have a material impact on the current or future financial statements or operations.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Paradigm had 56,266,881 shares of common stock issued and outstanding as of June 30, 2008. Of these shares, 19,750,000 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

On June 19, 2008, the Company converted shareholder loans in the amount of $62,700 into 20,900,000 common shares. The proceeds of the loans were used for working capital expenses. The common shares were issues pursuant to Regulation S under the Securities Act of 1933, as amended (the "1933 Act").

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The have been no defaults upon Paradigm's senior or other securities in the preceeding quarter. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5.  OTHER INFORMATION:

None

Item 6. EXHIBITS

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


                           Paradigm Oil And Gas, Inc.
                           --------------------------
                                  (Registrant)

                           By: /s/ "Marc Juliar"

                           Marc Juliar, Chief Executive Officer,
                           Chief Financial Officer and Director


                           Date: August      , 2008

--------------------------------------------------------------------------------