Form 10-Q
period 2008-09-30
Paradigm Oil & Gas, Inc.
filed 2008-11-10
CIK 1191354

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

                    27 Chicora Ave, Toronto, Ontario, M5R 1T7
               (Address of principal executive offices) (Zip Code)

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

Large Accelerated Filer [ ]                    Accelerated Filer [ ]
Accelerated Filer [ ]                          Smaller Reporting Company x

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

As of September 30, 2008, the Registrant had 188,058 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                3

ITEM 1. Financial Statements (Unaudited)                                      3

ITEM 2. Management's Discussion and Analysis                                  8

ITEM 3. Quantitative and Qualitative Discussion About Market Risk            12

ITEM 4. Controls and Procedures                                              12

Part II - OTHER INFORMATION                                                  13

ITEM 1. Legal Proceedings                                                    13

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds          13

ITEM 3. Defaults Upon Senior Securities                                      13

ITEM 4. Submission of Matters to a Vote of Security Holders                  13

ITEM 5. Other Information                                                    13

ITEM 6. Exhibits                                                             14

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                                  (Unaudited)



                                                  September 30,    December 31,
                                                       2008            2007
                                                  -------------    -------------
                                                                     (Audited)
                  Assets

Cash..........................................    $       1,790    $      1,143
                                                  -------------    -------------
        Total current assets..................            1,790           1,143
                                                  -------------    -------------

Natural gas and oil properties
  Unproved properties.........................          643,517         643,517
                                                  -------------    -------------

        Total assets..........................    $     645,307    $    644,660
                                                  =============    =============

    Liabilities and Shareholders' Equity

Liabilities:
  Accounts payable and accrued liabilities....    $     494,911    $    391,887
  Shareholder loan............................            7,085          38,870
  Note payable................................           79,467          81,611
                                                  -------------    -------------
        Total liabilities.....................          581,463         512,368
                                                  -------------    -------------

Shareholders' equity:
  Preferred stock, $.001 par value,
    10,000,000 shares authorized,
    none issued or outstanding................               --              --
  Common stock, $.001 par value;
    300,000,000 shares authorized,
    188,058 and 118,391 shares issued
    and outstanding...........................              188             118
  Additional paid-in capital..................        1,173,311         985,281
  Accumulated deficit.........................       (1,098,951)       (829,386)
  Cumulative translation adjustment...........          (10,704)        (23,721)
                                                  -------------    -------------

        Total shareholders' equity............           63,844         132,292
                                                  -------------    -------------

                                                  $     645,307    $    644,660
                                                  =============    =============



            See accompanying notes to condensed financial statements


                                                     PARADIGM OIL AND GAS, INC.
                                                   (An Exploration Stage Company)
                                                       Statement of Operations
                                                             (Unaudited)

                                                                                                                     July 15, 2002
                                                     Three Months Ended                 Nine Months Ended             (Inception)
                                                        September 30,                     September 30,                Through
                                               ------------------------------   -------------------------------      September 30,
                                                   2008             2007            2008             2007                2008
                                               -------------    -------------   -------------    --------------    ----------------
Expenses:
  Contributed rent.........................    $          --    $          --   $          --    $           --    $         7,150
  Contributed administrative support.......               --               --              --                --                550
  Rent.....................................           (2,431)              --          (2,431)               --               (432)
  Legal fees...............................               --               --              --                --             46,500
  Mineral interest acquisition costs.......               --               --              --                --             53,180
  Mineral interest exploration costs.......               --               --              --                --             30,369
  Natural gas and oil exploration costs....            1,311            2,796           2,616            11,405            131,955
  Professional and consulting fees.........           36,288           30,000         130,161           106,373            671,288
  Compensation.............................               --               --              --                --             38,700
  Investor relations.......................            8,874               --           8,874                --              8,874
  Office...................................              197               40             276               179             62,361
  Other....................................              617            5,676           1,066            12,197             36,959
  Interest.................................            1,183            1,182           3,603             3,325             13,446
  Disposal of oil and gas property, net....               --               --              --                --           (127,349)
                                               -------------    -------------   -------------    --------------    ----------------
        Loss from operations...............           46,039           39,694         144,165           133,479            973,551
                                               -------------    -------------   -------------    --------------    ----------------

Other Income (Expense)
  Loss on extinguishment of debt...........               --               --        (125,400)               --           (125,400)
                                               -------------    -------------   -------------    --------------    ----------------
        Total Other Income (Expense).......               --               --        (125,400)               --           (125,400)
                                               -------------    -------------   -------------    --------------    ----------------

        Net loss for the periods...........    $     (46,039)   $     (39,694)  $    (269,565)   $     (133,479)   $    (1,098,951)
                                               =============    =============   =============    ==============    ================

Basic and diluted loss per share...........    $       (0.24)   $       (0.34)  $       (1.86)   $       (1.13)
                                               =============    =============   =============    ==============

Basic and diluted weighted average
  common shares outstanding................          188,058          118,391         144,834           118,391
                                               =============    =============   =============    ==============



                                      See accompanying notes to condensed financial statements

                                                     PARADIGM OIL AND GAS, INC.
                                                   (An Exploration Stage Company)
                                            Statement of Changes in Shareholders' Equity
                                                             (Unaudited)

                                                                                                   Cumulative
                                                                                                  Translation
                                                                                                   Adjustment
                                                                                                 --------------
                                     Common Stock                Additional                          Other
                             -------------------------------       Paid-In       Accumulated      Comprehensive
                                 Shares          Par Value         Capital         Deficit            Loss              Total
                             --------------    -------------    -------------   -------------    --------------    ----------------
Balance at January 1,
  2008..................         35,366,881    $      35,367    $     950,032   $    (829,386)   $      (23,721)   $       132,292

One for three hundred
  stock split effective
  August 28, 2008.......        (35,248,490)         (35,249)          35,249              --                --                 --
                             --------------    -------------    -------------   -------------    --------------    ----------------

Adjusted balance at
  January 1, 2008.......            118,391              118          985,281        (829,386)          (23,721)           132,292

June 2008, common stock
  issued in conversion
  of shareholder loan
  ($2.70/share).........             69,667               70          188,030              --                --            188,100

Comprehensive loss:
  Net loss, nine months
  ended September 30,
  2008..................                 --               --               --        (269,565)               --           (269,565)

Cumulative translation
  adjustment............                 --               --               --              --            13,017             13,017
                                                                                                                   ----------------
Comprehensive loss......                 --               --               --              --                --           (256,548)
                             --------------    -------------    -------------   -------------    --------------    ----------------

Balance at September 30,
  2008..................            188,058    $         188    $   1,173,311   $  (1,098,951)   $      (10,704)   $        63,845
                             ==============    =============    =============   =============    ==============    ================




                                      See accompanying notes to condensed financial statements

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                   Statements of Comprehensive Income (Loss)
                             (Stated in US Dollars)


                                                                 July 15, 2002
                                For the Nine Months Ended         (Inception)
                                      September 30,                 Through
                             -------------------------------     September 30,
                                 2008             2007               2008
                             --------------    -------------    ----------------

Loss for the Period.....     $     (269,565)   $    (133,479)   $    (1,098,951)

Other Comprehensive
  Income (Loss)
    Foreign currency
    translation
    adjustments.........             13,017           21,304            (10,704)
                             --------------    -------------    ----------------

Comprehensive Loss......     $     (256,548)   $    (112,175)   $    (1,109,655)
                             --------------    -------------    ----------------


Basic and Diluted
  Comprehensive Loss
  per Share.............     $        (1.36)   $       (0.95)
                             ==============    =============




            See accompanying notes to condensed financial statements

                                                     PARADIGM OIL AND GAS, INC.
                                                   (An Exploration Stage Company)
                                                 Condensed Statements of Cash Flows
                                                             (Unaudited)


                                                                                                                     July 15, 2002
                                                     Three Months Ended                 Nine Months Ended             (Inception)
                                                        September 30,                     September 30,                Through
                                               ------------------------------   -------------------------------      September 30,
                                                   2008             2007            2008             2007                2008
                                               -------------    -------------   -------------    --------------    ----------------
Cash flows from operating activities:
  Net loss.................................    $     (46,039)   $     (39,694)  $    (269,565)   $     (133,479)   $    (1,098,951)
  Items not involving cash:
    Disposal of natural gas and oil
      property, net........................               --               --              --                --           (127,349)
    Office space and administrative
      support contributed by a director....               --               --              --                --              7,700
    Stock-based compensation...............               --               --              --                --
    Loss on extinguishment of debt.........               --               --         125,400                --            125,400
    Exchange rate adjustment...............               --              (54)             --               147             46,500
                                               -------------    -------------   -------------    --------------    ----------------

                                                     (46,039)         (39,748)       (144,165)         (133,332)        (1,046,700)
                                               -------------    -------------   -------------    --------------    ----------------

  Changes in non-cash working capital
  items:
    Note payable...........................            2,260            1,182          (2,144)            3,325             25,653
    Accounts payable and accrued expenses..           42,366           35,895         103,024           117,588            494,911
                                               -------------    -------------   -------------    --------------    ----------------
        Net cash provided by (used in)
        operating activities...............           (1,413)          (2,671)        (43,285)          (12,419)          (526,136)
                                               -------------    -------------   -------------    --------------    ----------------

Cash flows used in investing activities:
  Proceeds on disposal of natural gas
    and oil property.......................               --               --              --                --            127,349
  Acquisition of natural gas and oil
    properties.............................               --               --              --                --           (643,517)
                                               -------------    -------------   -------------    --------------    ----------------
        Net cash used in
        investing activities...............               --               --              --                --           (516,168)
                                               -------------    -------------   -------------    --------------    ----------------

Cash flows from financing activities:
  Proceeds from officer advance............               --               --              --                --              5,000
  Repayment of officer advance.............               --               --              --                --             (5,000)
  Proceeds from shareholder loan...........           (1,104)           6,272          24,472            22,998            115,265
  Repayment of shareholder loan............               --               --              --                --            (50,000)
  Proceeds from the sale of common stock...               --               --              --                --            934,550
  Payments for offering costs..............               --               --              --                --             (3,351)
  Proceeds from note payable...............               --               --              --                --             58,334
                                               -------------    -------------   -------------    --------------    ----------------
        Net cash provided by (used in)
        financing activities...............           (1,104)           6,272          24,472            22,998          1,054,798
                                               -------------    -------------   -------------    --------------    ----------------

Effect of exchange rate changes on cash....            4,069           (4,270)         13,017            (9,766)           (10,704)
                                               -------------    -------------   -------------    --------------    ----------------

        Net change in cash.................            1,552             (669)         (5,796)              813              1,791

Cash, beginning of period..................              238            2,637           1,143             1,155                 --
                                               -------------    -------------   -------------    --------------    ----------------

Cash, end of period........................    $       1,790    $       1,968   $      (4,653)   $        1,968    $         1,791
                                               =============    =============   =============    ==============    ================

Supplemental disclosure of cash flow
  information:
  Common stock issued for shareholder loan.    $          --    $          --   $      62,700    $           --    $        62,700
                                               =============    =============   =============    ==============    ================
  Income taxes.............................    $          --    $          --   $          --    $           --    $            --
                                               =============    =============   =============    ==============    ================
  Interest.................................    $          --    $          --   $          --    $           --    $            --
                                               =============    =============   =============    ==============    ================






                                      See accompanying notes to condensed financial statements


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

Liquidity and Capital Resources
-------------------------------

Since inception, we have used our common stock and loans to raise money for most of our operation expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to September 30, 2008 was $1,117,232 as a result of proceeds received from sales of our common stock.

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

On August 28, 2008 pursuant to a vote of the shareholders the company completed a 1 for 300 reverse stock split. The company has 188,058 shares issued and outstanding as at September 30, 2008.

As of September 30, 2008, our total assets which consist of oil and gas property and cash amounted to $645,307, and our total liabilities were $581,463. Working capital stood at $1,790.

For the quarter ended September 30, 2008, the net loss was $46,039 ($0.24 per share). The loss per share was based on a weighted average of 188,058 common shares outstanding. For the same period in 2007 the comparative numbers were a net loss of $39,694 and a loss per share of $0.34 based on a weighted average of 118,391 common shares outstanding. For the period from inception on July 15, 2002 through September 30, 2008, the cumulative net loss was $1,098,951.

In November 2005, Paradigm borrowed $58,334 ($70,000 CDN) from 1132259 Alberta Ltd to fund the AFE for a drilling program at Sawn Lake. The loan is repayable from the proceeds of production.

At the end of the quarter under review, September 30, 2008, Paradigm had 188,058 common shares issued and outstanding.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Paradigm had 188,058 shares of common stock issued and outstanding as of September 30, 2008. Of these shares, 65,884 shares are held by an affiliate of Paradigm and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the "Securities Act").

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

None

ITEM 5.  OTHER INFORMATION:

None

Item 6.  EXHIBITS

3.1 Certificate of Amendment to Certificate of Incorporation filed with the State of Nevada on August 18, 2008 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 21, 2008)

31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                           Paradigm Oil And Gas, Inc.
                           --------------------------
                                  (Registrant)

                           By: /s/ "Marc Juliar"



                           Marc Juliar, Chief Executive Officer,
                           Chief Financial Officer and Director





                             Date: November 10, 2008

--------------------------------------------------------------------------------