Form 10-K
period 2008-12-31
Paradigm Oil & Gas, Inc.
filed 2009-04-16
CIK 1191354

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-K

                            ------------------------

 (Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended DECEMBER 31, 2008

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                 For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Nevada                                         33-1037546
     -------------------------------                      ---------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

             27 Chicora Ave                                     M5R 1T7
         Toronto Ontario, Canada
  ----------------------------------------------          --------------------
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

Indicate by check mark if the  registrant  is a  well-known  seasoned  issuer as
defined in Rule 405 of the  Securities  Act.  Yes      No |X|

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer                       Accelerated filer

     Non-accelerated  (Do not check if a smaller   Smaller reporting company |X|
     reporting company)filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes No |X|

The Company's stock is traded on the OTC-BB. As of February 20, 2009, there were 92,007 shares of stock held by non-affiliates. As of February 20, 2009, 188,058 shares of the common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I
Item 1. Business.

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

Drill Spacing        The area prescribed by applicable well spacing regulations
Units (DSUs)         for the granting of a permit for the drilling of a well;
                     the area of land assigned in the granting of a well permit;
                     the area in which it has been determined by regulation that one well can efficiently drain. The size of the DSU may vary from 10 acres in oil fields to 640 acres (one section) in gas fields.

Dry Hole or          A wellfound to be incapable of producing hydrocarbons in
Dry Well             sufficient quantities such that proceeds from the sale of
                     such production exceed production expenses and taxes.

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

PETROLEUM EXPLORATION
---------------------

On December 06, 2004, we entered into two participation proposal agreements with Compton Corporation, an arms-length Calgary, Alberta based private corporation whereby the Corporation could acquire an interest in two oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014 (subsequently reduced to $358,756 with the sale of half of the interest back to Comptonin June, 2005). On January 25, 2005, the Corporation concluded final payments and finalized the agreements. In 2007 Win Energy was acquired by Compton Petroleum Corporation. From hereon all references will be made to Compton Petroleum ("Compton").

HILLSPRINGS PROPERTY

Paradigm paid $207,383 to Compton to acquire a 5% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34, Section 29 W4), Alberta, Canada. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

TODD CREEK PROPERTY

Paradigm paid $298,631 to Compton to acquire a 10% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada. In June, 2005, we sold 50% of our interest back to Compton for net proceeds of $127,349 (value of the interest less certain uppaid operating expenses) as of the date of this report, Paradigm holds a 5% in the Todd Creek property and has paid a net cost of $149,316 to acquire its interest.

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the "13-28 well." The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. To date we have received no revenue from this well due to the fact we owe Compton drilling costs.

In January 2007, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada and we will refer to this well as the "13-33 well." Reports by other farmin partners indicate that no economic hydrocarbons are present. We are delinquent in our payments to Compton. Until we are current on our payments we will not receive any further information regarding the property. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

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

In order to earn its interest in the initial test well, total costs of the test well, estimated to be CA $216,489, up to the point of commercial oil sales are to be borne one hundred percent (100%) by Paradigm. Total costs, estimated to be CA $216,489, of the option well up to the point of commercial oil sales are also to be borne one hundred percent (100%) by Paradigm in order to earn its undivided interest. Payment of the full AFE amount is due upon invoicing of Paradigm by the operator (1132559 Alberta Ltd.) for each of the test and option wells. Paradigm is a full participant in the well. 1132559 Alberta Ltd. claims Paradigm is in default and they are not a participant in the well. Due to the ongoing dispute the cost of defending the Companies rights to the Sawn Lake property may cost more than the value of the property. In 2008 the Company took an impairment charge against the Sawn Lake property and wrote the value down to 0.

Item 1(A) Risk Factors

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2008 or 2007.

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

Item 1(B) Unresolved Staff Comments

None

Item 2. Description of Property

PETROLEUM PROPERTIES
--------------------

HILLSPRINGS

On December 2004, we entered into a participation proposal with Compton Corporation whereby we could acquire an interest in the Hillsprings exploratory oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. We acquired a 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

TODD

On December 2004, we entered into a second participation proposal with Compton whereby we could acquire an interest in the Todd exploratory oil and gas drilling project also about 100 miles south of Calgary in the foothills of the Rocky Mountains for the payment of a total of $298,631 including drilling costs. On January 25, 2005, we concluded final payments and finalized the agreements whereby we acquired a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5 and an option to December 31, 2006 to earn a 7.5% interest in an additional seven sections 4480 acres) in the surrounding area by contributing 10% of the drilling costs. Contributions to each well drilled will earn an interest in two sections. On June 18, 2005, the Corporation received a net payment of CA $117,442.50 from Compton Corporation for the sale of 50% of Paradigm's 10% interest in the Todd Creek Oil and Gas Property to Win, the original vendor. Paradigm now holds a 5% interest in the Todd Creek 13-28 well.

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

We are delinquent in our payments to Compton. Until we are current on our payments we will not receive any further information regarding the property. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

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

This acquisition is in line and consistent with Paradigm's investment strategy to acquire small interests in a variety of domestic and international upstream oil and gas projects to develop a high impact and diversified portfolio. Due to the ongoing dispute the cost of defending the Companies rights to the Sawn Lake property may cost more than the value of the property. In 2008 the Company took an impairment charge against the Sawn Lake property and wrote the value down to 0.

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

Item 4. Submissions of Matters to a Vote of Security Holders

On August 18, 2008 the shareholders of the Company voted in favour of electing Marc Juliar to serve for the ensuing one-year period or until his successor is elected and qualified, a one for 300 reverse stock split of the outstanding common stock of Paradigm Oil and Gas, Inc., and an amendment to the articles of incorporation to authorize a class of preferred stock;

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Maket for Common Stock
-----------------------------

The common shares of Paradigm Oil and Gas, Inc. are quoted on the Pink Sheets. On August 29, as approved by the shareholders of the Company, a 1 for 300 reverse split was concluded.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

On December 31, 2008, the shareholders' list of our common shares showed 18 registered shareholders holding 113,058 shares and various broker-dealers holding 75,000 shares in an indeterminate number of names. There were 188,058 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there approximately 1,000 additional beneficial shareholders beyond the 18 registered shareholders as of December 31, 2008.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

                            High       Low

Fiscal 2007

     First Quarter         $24.00      $7.20
     Second Quarter        $21.00      $6.00
     Third Quarter         $9.00       $2.70
     Fourth Quarter        $3.60       $1.50

Fiscal 2008

     First Quarter         $6.00       $3.00
     Second Quarter        $7.50       $0.55
     Third Quarter         $6.60       $1.20
     Fourth Quarter        $3.85       $0.55

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

Equity Compensation Plan Information
------------------------------------

None

Recent Sales of Unregistered Securities
---------------------------------------

In June 2008 the Company issued 66,667 shares of common stock for the conversion of debt.

Changes in Securities
---------------------

The Corporation had 188,058 shares of common stock issued and outstanding as of December 31, 2008.

Item 6.  Selected Financial Data.

Not required for small business.

Item 7. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follows, are forward-looking statements. Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing ressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or the date of any document incorporated by reference, in this Annual Report. We are under no obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

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

Results of Operations
---------------------

Paradigm was incorporated on July 15, 2002. Comparative periods for the years ended December 31, 2008, December 31, 2007 and July 15, 2002 (Inception) through December 31, 2008 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition and three petroleum projects, for corporate expenses, expenses incurred in the phase I mineral exploration program, the costs of drilling three oil and gas wells and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2008 was $ 1,054,523 as a result of proceeds received from sales of our common stock, advances from officers (repaid), proceeds of a shareholder loan (repaid) payments for offering costs, less payments for offering costs and the proceeds from a note payable.

We have not generated any revenues from any of our operations for the year ended December 31, 2008 or for any prior period.

REVENUES
--------

REVENUE: Gross revenue for the year ended December 31, 2008 remained at $0 compared to the year ended December 31, 2007 of $0. To date, we have not generated any revenues from our mineral exploration business (now abandoned and written off) nor from our petroleum exploration activities.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and farmin projects, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2008 was $26,120. During the similar period ended December 31, 2007, $38,870 was provided by financing activities. From inception on July 15, 2002 to December 31, 2008 $1,054,523 net cash was provided as a result of proceeds received from sales of our common stock and other noted items.

The company issued 69,667 common shares in the most recent fiscal year.

EXPENSES
--------

SUMMARY - During the year ended December 31, 2008, Paradigm incurred operating expenses of $818,142 as compared to $171,633 for the similar period last year and a total of $1,647,528 for the period from inception on July 15, 2002 to December 31, 2008. The increase in the current year's spending can be attributed to the impairment charge against the Companies assets during the year. The costs incurred can be further subdivided into the following categories.

NATURAL GAS AND OIL EXPLORATION COSTS: Paradigm spent $2,454 in natural gas & oil exploration costs in the year ended December 31, 2008 while $12,589 in such costs were incurred in the year ended December 31, 2007. From inception to December 31, 2008, we have incurred $131,794 in natural gas and exploration costs.

IMPAIRMENT EXPENSE: Paradigm had an impairment expense of $643,517 in the year ended December 31, 2008 while $0 in such costs were incurred in the year ended December 31, 2007. The Todd Creek and Hills springs properties were impaired due to the low prices for natural gas and the lack of sustainable production. The Sawn Lake property was impaired as the value of the property may be less than the costs to defend our rights due to our dispute with 1132559 Alberta Ltd.

PROFESSIONAL AND CONSULTING FEES: Paradigm incurred $159,730 in professional fees for the fiscal year ended on December 31, 2008 as compared to $153,060 for the previous fiscal year. Professional fees increased for the year due to higher legal and audit costs. From inception to December 31, 2008, we have incurred $700,856 in professional fees mainly spent on legal, administrative, engineering and accounting matters.

OFFICE EXPENSES: $313 in office costs were incurred in the past year which ended on December 31, 2008. By comparison, $284 was incurred for previous fiscal year ended December 31, 2007. For the period July 15, 2002 (inception) through December 31, 2008 a total of $62,398 has been spent on office related expenses. Office costs decreased in the most recent year as the result of our reduced drilling operations.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2008 or from the date of inception. However, Paradigm has incurred operating losses and approximately $1,793,828, which, if unutilized, will expire through 2028. Future tax benefits, which may arise as a result of these losses, have not been recognized in the financial statements, and have been offset by a valuation allowance.

OIL AND GAS EXPLORATION RESULTS OF OPERATIONS:

Todd Creek

We are delinquent in our payments to Compton. Until we are current on our payments we will not receive any further information regarding the property.

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

We are delinquent in our payments to Compton and will not receive any further information until full payment is made. Deep Well Oil & Gas, Inc. is planning further work on the Sawn Lake property in 2008. Deep Well Oil & Gas, Inc. planned to re-test the 1-36 well on the Sawn Lake property. Results of that test have not been released.

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

Liquidity and Capital Resources
-------------------------------

As of end of the fiscal year on December 31, 2008, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2008 was $26,120. By comparison for the similar period last year, we raised $38,870 as the result of proceeds from a note payable. From inception on July 15, 2002 to December 31, 2008 we have been successful in raising $1,054,523 as a result of proceeds received from sales of our common stock and loans.

As of December 31, 2008, our total assets which consist of cash and oil and gas properties amounted to $146 and our total liabilities were $586,026. Working capital stood at $(614,698).

For the year ended December 31, 2008, our net loss was $ 964,442 ($6.21 per share). The loss per share was based on a weighted average of 155,197 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $171,633 and a loss per share of $1.46 per share based on a weighted average of 117,890 shares outstanding. Since inception on July 15, 2002 to December 31, 2008 we have incurred a net loss of $1,793,828.

Future Operations
-----------------

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2009. Management projects that we will require an additional capital to fund our ongoing operating expenses and working capital requirements for the next twelve months.

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

Critical Accounting Policies
----------------------------

Our financial statements were prepared in conformity with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts". The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of the Statement. FASB 163. Based on current conditions, we do not expect the adoption of SFAS 163 to have a significant impact on our results of operations or financial position.

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

Item 8. Financial Statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                         Index to Financial Statements

                                                                           Page
                                                                          ------

Report of Independent Registered Public Accounting Firm................. F-2-F-3

Balance Sheets at December 31, 2008 and 2007............................   F-4

Statements of Operations for the years ended December 31,
  2008 and 2007 and from July 15, 2002 (inception) through
  December 31, 2008.....................................................   F-5

Statements of Comprehensive Income (Loss) for the years
  ended December 31, 2008 and 2007 and from July 15, 2002
  (inception) through December 31, 2008.................................   F-6

Statement of Changes in Shareholders' Equity (Deficit) from
  July 15, 2002, (inception) through December 31, 2008..................   F-7

Statements of Cash Flows for the years ended December 31,
  2008 and 2007 and from July 15, 2002 (inception) through
   December 31, 2008....................................................   F-8

Notes to Financial Statements...........................................   F-9

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
Paradigm Oil and Gas, Inc.

We have audited the accompanying balance sheet of Paradigm Oil and Gas, Inc. (the "Company") (an exploration stage company) as of December 31, 2008 and the related statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year then ended and for the period from July 15, 2002 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Oil and Gas, Inc. at December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from July 15, 2002 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no business operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
April 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Paradigm Oil and Gas, Inc.
(An Exploration Stage Company)


We have audited the accompanying balance sheet of Paradigm Oil and Gas, Inc. (the "Company") (an Exploration Stage Company) as at December 31, 2007, the related statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related statements of operations, comprehensive income (loss) and cash flows for the period from inception on July 15, 2002 to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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




                                                            /s/ STS PARTNERS LLP

                                                                STS PARTNERS LLP
                                                           CHARTERED ACCOUNTANTS

Vancouver, British Columbia, Canada
May 12, 2008

                         PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
                           December 31, 2008 and 2007

                                                           December 31,
                                                       2008             2007
                                                    ------------   -------------
  Assets
Cash..............................................  $        146   $      1,143
                                                    ------------   -------------
        Total current assets......................           146          1,143
                                                    ------------   -------------

Natural gas and oil properties
  Unproved properties.............................            --        643,517
                                                    ------------   -------------

        Total assets..............................  $        146   $    644,660
                                                    ============   =============

  Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Accounts payable and accrued liabilities........  $    513,292   $    391,887
  Shareholder loan................................         2,290         38,870
  Note payable....................................        70,444         81,611
                                                    ------------   -------------
        Total current Liabilities.................       586,026        512,368

        Total liabilities.........................       586,026        512,368
                                                    ------------   -------------

Shareholders' equity (deficit):
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or outstanding.            --             --
  Common stock, $.001 par value; 300,000,000
    shares authorized, authorized, 188,058 and
     118,391 shares issued and outstanding
     respectively.................................           188            118
  Additional paid-in capital......................     1,194,211        985,281
  Accumulated deficit.............................    (1,793,828)      (829,386)
  Accumulated comphrehensive income (loss)........        13,549        (23,721)
                                                    ------------   -------------

        Total shareholders' equity (deficit)......      (585,880)       132,292
                                                    ------------   -------------

                                                    $        146   $    644,660
                                                    ============   =============


   The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                 For the years ended December 31, 2008 and 2007
                       and from July 15, 2002 (inception)
                           through December 31, 2008


                                                                   July 15, 2002
                                          For the Year Ended        (Inception)
                                            December 31,              Through
                                     ---------------------------    December 31,
                                         2008           2007            2008
                                     -------------  ------------   -------------
Expenses:
  Contributed rent.................  $          --  $         --   $      7,150
  Contributed administrative
    support........................             --            --            550
  Rent.............................         (2,431)           --           (432)
  Investor relations...............          8,874            --          8,874
  Legal fees.......................             --            --         46,500
  Mineral interest acquisition
    costs..........................             --            --         53,180
  Mineral interest exploration
    costs..........................             --            --         30,369
  Natural gas and oil exploration
    costs..........................          2,454        12,589        131,794
  Impairment expense...............        643,517            --        643,517
  Professional and consulting fees.        159,730       153,060        700,856
  Compensation.....................             --            --         38,700
  Office...........................            313           284         62,398
  Other............................          1,066         1,116         36,959
  Interest.........................          4,619         4,584         14,462
  Disposal of natural oil and gas
   property, net...................             --            --       (127,349)
                                     -------------  ------------   -------------
        Total expenses.............        818,142       171,633      1,647,528
                                     -------------  ------------   -------------

        Loss from operations.......       (818,142)     (171,633)    (1,647,528)

        Other income (expense):
        Loss on extinguishment of
          debt.....................       (146,300)           --       (146,300)
                                     -------------  ------------   -------------
        Net loss...................  $    (964,442) $   (171,633)    (1,793,828)
                                     =============  ============   =============

Basic and diluted loss per share...  $       (6.21) $      (1.46)
                                     =============  ============

Basic and diluted weighted average
    common shares outstanding......        155,197       117,890
                                     =============  ============


   The accompanying notes are an integral part of these financial statements.

                         PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                    Statements of Comprehensive Income (Loss)
                             (Stated in US Dollars)
                 For the years ended December 31, 2008 and 2007
                       and from July 15, 2002 (inception)
                           through December 31, 2008

                                                                   July 15, 2002
                                          For the Year Ended        (Inception)
                                            December 31,              Through
                                     ---------------------------    December 31,
                                         2008           2007            2008
                                     -------------  ------------   -------------

Loss for the Year..................  $    (964,442) $   (171,633)  $ (1,793,828)

Other Comprehensive Income (Loss)
  Foreign currency translation
     adjustments...................         37,270       (33,470)        13,549
                                     -------------  ------------   -------------

Comprehensive Loss.................  $    (927,172) $   (205,103)  $ (1,780,279)
                                     -------------  ------------   -------------


   The accompanying notes are an integral part of these financial statements.


                                             PARADIGM OIL AND GAS, INC.
                                           (An Exploration Stage Company)
                               Statement of Changes in Shareholders' Equity (Deficit)
                                               (Stated in US Dollars)


                                                                                               Other
                                                 Common Stock      Additional                 Compre-
                                             -------------------    Paid-In     Accumulated   hensive
                                              Shares   Par Value    Capital       Deficit     Income       Total
                                             --------  ---------  -----------   -----------  ---------  ----------
Balance at July 15, 2002 (inception)......         --  $      --  $        --   $        --  $      --  $      --

July 2002, common stock sold to an officer
  ($0.001/share)..........................     25,000  $      25  $     4,975   $        --  $      --  $   5,000.
August to September 2002, common stock
  sold in private stock offering
  ($0.005/share)..........................     26,000         26       25,974            --         --     26,000
Office space and administrative support
  contributed by a director...............         --         --          700            --         --        700
  Net loss, period ended December 31, 2002         --         --           --       (12,149)        --    (12,149)
                                             ---------------------------------------------------------------------

Balance at December 31, 2002..............     51,000         51       31,649       (12,149)        --     19,551

Office space and administrative support
 contributed by a director................         --         --        1,400            --         --      1,400
 Net loss, year ended December 31, 2003...         --         --           --       (26,692)        --    (26,692)
 Foreign currency translation adjustment..         --         --           --            --         99         99
                                             ---------------------------------------------------------------------

Balance at December 31, 2003..............     51,000         51       33,049       (38,841)        99     (5,642)

February and March 2004, sale of common
  stock at $0.20 per share, net of
  offering costs of $3,351................      2,457          2       74,898            --         --     74,900
December 2004, common stock issued in
    exchange for legal services...........     46,500         47       46,452            --         --     46,499
Office space and administrative support
  contributed by a director...............         --         --        1,400            --         --      1,400
  Net loss, year ended December 31, 2004..         --         --           --      (166,029)        --   (166,029)
  Foreign currency translation adjustment.         --         --           --            --      3,066      3,066
                                             ---------------------------------------------------------------------

Balance at December 31, 2004..............     99,957        100      155,799      (204,870)     3,165    (45,806)

January and February 2005, sale of common
  stock at $0.15 per share................     18,433         18      829,482            --         --    829,500
  Net loss, year ended December 31, 2005..         --         --           --      (198,449)        --   (198,449)
  Foreign currency translation adjustment.         --         --           --            --      3,581      3,581
                                             ---------------------------------------------------------------------

Balance at December 31, 2005..............    118,391        118      985,281      (403,319)     6,746    588,826

Comprehensive loss:
  Net loss, year ended December 31, 2006..         --         --           --      (254,434)        --   (254,434)
  Foreign currency translation adjustment.         --         --           --            --      3,003      3,003
                                             ---------------------------------------------------------------------

Balance at December 31, 2006..............    118,391        118      985,281      (657,753)     9,749    337,395
                                             ---------------------------------------------------------------------

Comprehensive loss:
  Net loss, year ended December 31, 2007           --         --           --      (171,633)        --   (171,633)
  Foreign currency translation adjustment          --         --           --            --    (33,470)   (33,470)
                                             ---------------------------------------------------------------------

Balance at December 31, 2007..............    118,391        118      985,281      (829,386)   (23,721)   132,292
                                             ---------------------------------------------------------------------


  Common stock issued in conversion of
    shareholder loan......................     69,667         70      208,930            --         --    209,000
Comprehensive loss:
  Net loss, year ended December 31, 2008..         --         --           --      (964,442)        --   (964,442)
  Foreign currency translation adjustment.         --         --           --            --     37,270     37,270
                                             ---------------------------------------------------------------------

Balance at December 31, 2008..............    188,058  $     188  $ 1,194,211  $ (1,793,828) $  13,549  $(585,880)
                                             =====================================================================

    All of the above per share amounts have been restated from inception for the 1 for 300 reverse stock split.

                     The accompanying notes are an integral part of these financial statements.


                         PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                 For the years ended December 31, 2008 and 2007
                       and from July 15, 2002 (inception)
                           through December 31, 2008

                                                                  July 15, 2002
                                          For the Year Ended        (Inception)
                                            December 31,              Through
                                     ---------------------------    December 31,
                                         2008           2007            2008
                                     -------------  ------------   -------------
Cash flows from operating
activities:
  Net loss.........................  $    (964,442) $   (171,633)  $ (1,793,828)
  Adjustments to reconcile net
   loss to net cash used
   in operating activities:
    Disposal of natural gas and
      oil property, net............             --            --       (127,349)
    Office space and
      administrative support
      contributed by a director....             --            --          7,700
    Non-cash interest..............          4,619         4,584         14,462
    Stock-based compensation.......             --            --         46,500
    Loss on extinguishment of debt.        146,300            --        146,300
    Impairment expense.............        643,517            --        643,517
                                     -------------  ------------   -------------
                                          (170,006)     (167,049)    (1,062,698)

  Changes in operating assets
    and liabilities:
   Accounts payable and accrued
    expenses.......................        142,856       149,823        524,164
                                     -------------  ------------   -------------
          Net cash used in
          operating activities.....        (27,150)      (17,226)      (538,534)
                                     -------------  ------------   -------------

Cash flows from (used in)
 investing activities:
  Proceeds on disposal of natural
   gas and oil property                         --            --        127,349
  Acquisition of natural gas and
   oil properties..................             --            --       (643,517)
                                     -------------  ------------   -------------
          Net cash used in
          investing activities.....             --            --       (516,168)
                                     -------------  ------------   -------------

Cash flows from financing
 activities:
  Proceeds from officer advance....             --            --          5,000
  Repayment of officer advance.....             --            --         (5,000)
  Proceeds from shareholder loan...         26,120        38,870        114,990
  Repayment of shareholder loan....             --            --        934,550
  Payments for offering costs......             --            --         (3,351)
  Proceeds from note payable.......             --            --         58,334
                                     -------------  ------------   -------------
          Net cash provided by
          financing activities.....         26,120        38,870      1,054,523
                                     -------------  ------------   -------------

Effect of exchange rate changes
  on cash..........................             33       (21,656)            33

          Net change in cash.......           (997)          (12)          (146)

Cash, beginning of period..........          1,143         1,155             --.
                                     -------------  ------------   -------------

Cash, end of period................  $         146  $      1,143   $        146
                                     =============  ============   =============

Supplemental disclosure of cash
  flow information:
    Common stock issued for
      shareholder loan.............  $      62,700            --   $     62,700
                                     =============  ============   =============
    Foreign currency translation...  $      37,237  $         --   $     37,237
                                     =============  ============   =============


   The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2008


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

         As shown in the accompanying financial statements, the Company has incurred a net loss of $964,442 for the year ending December 31, 2008 and a net loss of $1,793,828 for the period from July 15, 2002 (inception) through December 31, 2008. The Company has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option to acquire an interest. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, to exploit the discovery on a timely and cost-effective basis.

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

         The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserved and increase annual depletion expense (which is based on proved reserves).

Cash and Cash Equivalents

         Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2008 and 2007, the Company had no cash equivalents.

Financial Instruments

         The Company's financial instruments consist of cash, accounts payable, accrued liabilities, note payable and shareholders loan. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments is approximately their carrying values.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2008


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

Earnings (loss) per Common Share

         Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. At December 31, 2008, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2008



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligations (continued)

credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The Company is delinquent in its payments to joint venture partner. Canadian Association of Petroleum Landmen rules dictate the Company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such, management feels no obligation should be recorded at this time.

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

Revenue Recognition

         The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2007 and 2006, the Company had no overproduced imbalances. The Company's portion of revenues of approximately $4,000 was retained by the operator and applied against the lease operating expenses payable. This amount has not been reflected in the financial statements

Reverse Stock Split

         On January 25, 2008, the Company completed a 1 for 20 reverse split of its common stock. All common stock share and per share amounts included in these financial statements have been restated to reflect the reverse stock split.

(3)      NEW ACCOUNTING PRONOUNCEMENTS

         In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts". The new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2008



(3) NEW ACCOUNTING PRONOUNCEMENTS (continued)

activities are effective the first period beginning after issuance of the Statement.FASB 163. Based on current conditions, we do not expect the adoption of SFAS 163 to have a significant impact on our results of operations or financial position.

(4)      RELATED PARTY TRANSACTIONS

         A Shareholder of the company has loans outstanding to the company of $2,290 at December 31, 2008. The loan is interest free and has no formal term of repayment.

         Brave Consulting Corporation ("Brave"), a corporation controlled by a shareholder provided accounting services during the years ended December 31, 2008 and 2007. An amount of $120,000 was accrued for the services. At the year end Brave was owed $360,000 (2007 - $240,000) which amount is included in accounts payable.

         In June 2008 related parties converted debt of $62,700 into 66,667 common shares of the Company

         Amounts paid to related parties are based on exchange amounts agreed upon by these related parties.

(5)      OIL AND GAS INTERESTS

                                                       Dec 31          Dec 31
                                                        2008            2007
                                                    ----------------------------
Todd Creek Property
         Acquisition cost                           $    298,631   $    298,631
         Cash call                                        52,102         52,102
         Refund                                          (17,022)       (17,022)
         Written off                                     (50,000)       (50,000)
         Impairment Expense                             (283,711)
                                                    ----------------------------
                                                               -        283,711
                                                    ----------------------------
  Hillsprings Property
         Acquisition cost                                207,383        207,383
         Impairment Expense                             (207,383)            -
                                                    ----------------------------
                                                               -        207,383
                                                    ----------------------------
Sawn Lake Property
Farmout and option agreement                        $    152,423   $    152,423
Impairment Expense                                      (152,423)             -
                                                    ----------------------------
                                                    $          -   $    643,517
                                                    ----------------------------

         a) Participation Proposal Agreements

         On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation ("Win"), an unrelated Calgary, Alberta based private corporation. In November 2007 Win was acquired by Compton Petroleum Corporation ("Compton") The Company acquired an interest in two exploration projects in Alberta, Canada for the total payments of $506,014.

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

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2008


(5)      OIL AND GAS INTERESTS (continued)

         This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The Company has received no revenue from this well as the Company has not paid to Win our full share of the costs of drilling or to tie in the well. To date the Company has received no further information about the Todd Creed project. The Company does not expect to receive further information from the operator until the Company has paid all outstanding invoices in full. Included in accounts payable is an amount of $130,611 owing to Win/Compton. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

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

         The Company is currently in default of its payments to Win/Compton. The Company will have to pay Win/Compton the amounts owed in 2008.To pay the amounts owing to Win/Compton the Company will need to raise funds. This could potentially be dilutive to current shareholders. Alternatively the Company could sell the properties to realize value. The company has no engineering report to value the properties and in absence of such engineering report has maintained the carrying value on its books. If the Company had a third party valuation, this value could be less than the carrying value of the properties. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

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

         Inconjunction with the year end audit in 2008 and 2007, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement over which their note payable (refer to note 8) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement. Due to the ongoing dispute the cost of defending the Companies rights to the Sawn Lake property may cost more than the value of the property. In 2008 the Company took an impairment charge against the Sawn Lake property and wrote the value down to 0.

(6)      SHAREHOLDERS' EQUITY

a)       Common Stock

         In 2008, the shareholders of the Company approved a 1 for 300 reverse split of the common shares. The Company had 188,058 common shares issued and outstanding at December 31, 2008. All share amounts have been retroactively restated.

         In 2008, a shareholder of the Company converted $62,700 in outstanding loans into 66,667 common shares of the Company. The common shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the "1933 Act"). The stock had a fair value of $188,100 to settle this liability. Accordingly the Company recorded a loss on extinguishment of debt of $146,300

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2008


(7)      NATURAL GAS AND OIL EXPLORATION RISK

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

(8)      NOTE PAYABLE

         The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in note 11.

                                                            December 31
                                                       2008           2007

       1132559 Alberta Ltd                          $     70,444   $     81,611
                                                    ----------------------------
                                                    $     70,444   $     81,611
                                                    ============================

(9)      INCOME TAXES

a)  Income Tax Provision:

         The provision for income taxes differs from the result which would be obtained by applying the statutory rate of 34% to income before income taxes. The difference results from the following:

                                                          December 31
                                                        2008           2007

       Loss before income taxes                     $   (964,442)  $   (171,633)
                                                    ============================
       Income tax benefit at 34% (estimated)        $    327,910   $     58,355
       Unrecognized benefit of operating loss
          carry forwards                                (327,910)       (58,355)
                                                    ----------------------------
       Income tax benefit                           $          -   $          -
                                                    ============================

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2008



(9)     INCOME TAXES (continued)

         b) Significant components of the Company's deferred income tax assets are as follows:

                                                          December 31
                                                       2008            2007
                                                    ----------------------------

       Operating loss carry-forwards                $  1,751,902   $    745,837
       Mineral interest and natural gas and oil
         properties                                            -         41,623
                                                    ----------------------------

                                                       1,751,902        787,460
       Statutory tax rate                                  34.0%          34.0%
                                                    ----------------------------

       Deferred income tax asset                    $    595,647        267,737
       Valuation allowance                              (595,647)      (267,737)
                                                    ----------------------------

       Net deferred tax assets                      $          -   $          -
                                                    ============================

         The Company has incurred operating losses of approximately $1,793,828, which, if unutilized, will expire through to 2028.. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

         The Company accounts for corporate income taxes in accordance with SFAS No. 109 - Accounting for Income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are not recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.

         The Company has a deferred tax asset relating to the depreciation and depletion difference between generally accepted accounting principles and tax and relating to the Company's net operation losses, which totaled approximately $1,751,902 at December 31, 2008, and which has been fully offset by a valuation allowance. The Company does not have any other significant deferred tax assets or liabilities. The net operating loss carry forwards are available to offset future taxable in come of the Company. These net operating losses expire through 2028.


(10)    COMPARATIVE FIGURES

         Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             (Stated in US Dollars)
                                December 31, 2008


(11)     CONTRACTUAL OBLIGATIONS AND COMMITMENTS

         The Company is in default of its obligation to Compton Petroleum in respect to the Todd Creek Property, as it has not paid the full share of costs of drilling or to complete the well. As a result the Company has received no further information about the Todd Creek project. The Company does not expect to receive further information from the operator until all outstanding participation costs have been paid.

         Inconjunction with the year end audit in 2007, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement over which their note payable (refer to note 8) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

Item 9. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

On October 6, 2007 Telford Sadovnick P.L.L.C. resigned as the auditors of the Company. The board appointed STS Partners on October 15, 2007 as the auditors of the Company. There have been no disagreements with our accountants on issues of accounting or financial disclosure since inception of Paradigm on July 15, 2002.

On June 17,2008 the board of directors of the Company replaced STS Partners with Turner Stone & Company, LLC as our auditors. There have been no disagreements with our accountants on issues of accounting or financial disclosure.

Item 9A(T). Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its President and Chief Executive Officer, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company's internal control over financial reporting was effective as of June 30, 2008.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

================================================================================
   Name           Position Held with       Age    Date First Elected
                  the Corporation                 / Appointed
================================================================================
Marc Juliar       President, Secretary,    32     September 30, 2006
                  Treasurer and Director
--------------------------------------------------------------------------------

Business Experience
-------------------

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Marc Juliar, is an independent contractor to the Film, Music Video and T.V. Commercial production business. Mr. Juliar has held many positions in the film and production business. Mr. Juliar was an officer and director of Kodiak Energy
(KDKN), Inc. from April 2004 to January 2006. Mr. Juliar was an officer and director of Aamaxan Transport, Inc. (AMXT) from September 2005 until April 2008. Mr. Juliar attended the University of Toronto located in Toronto, Ontario.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended December 31, 2008. None of the officer receives compensation in excess of $100,000 per year.

                                                     Long-Term
 Name and             Annual Compensation          Compensation Awards
 Principal     Fiscal                        Stock Options         All Other
 Position       Year    Salary   Bonus         Granted           Compensation
--------------------------------------------------------------------------------
Marc Juliar     2008      $0      --              --                   --
President       2007      $0      --              --                   --

Stock Option Grants

During the year ended December 31, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There are currently no stock options or stock appreciation rights outstanding.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2008.

Fiscal Year-End Option Values(1)


               Shares                            Number of Shares              Value of Unexercised
            Acquired upon   Value Realized      Underlying Unexercised           In-the-Money Options
             Exercise of    From Exercise    Options at December 31, 2008        at December 31, 2008
Name           Options       Of Options      Exercisable    Unexercisable     Exercisable  Unexercisable
--------------------------------------------------------------------------------------------------------
Marc Juliar      --            --                --              --              $--             $--


Stock Option Plan

Paradigm has no stock option plan for officers, directors, employees or consultants and no options have been issued.

Compensation of Directors

The Company does not pay any compensation to directors.

Director Compensation


                                                            Nonqualified
               Fees earned                    Non-equity      deferred
               or paid in  Stock   Option   inncentive plan  compensation
                  cash     awards  awards    compensation     earnings        All other      Total
Name               ($)      ($)     ($)          ($)             ($)       compensation ($)   ($)
Marc Juliar.       $0        --     --           --              --              --            0

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

Employment Agreements

There are no other management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

Item 12. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of February 20, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

      Name and Address of      Amount and Nature          Percentage of Class(1)
      Beneficial Owner      of Beneficial Ownership
   =============================================================================
   International E-Trade
   Equities Ltd                      11,500                       6.11%
   -----------------------------------------------------------------------------
   Brice Scheschuk                   18,667                       9.92%
   -----------------------------------------------------------------------------
   Marc Juliar, Toronto, On          65,884                      35.03%
   =============================================================================
   Directors and Officers            65,884                       9.90%
   (as a group)
   =============================================================================

         (1) Based on 188,058 shares outstanding as of February 20, 2009 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Item 13. Certain Relationships and Related Transactions.

Brave Consulting provided accounting services to the Company in 2008. The contract with Brave is for $10,000 per month. The Company did not pay any of the outstanding amount to Brave in 2008.

In June 2008 related parties converted debt of $62,700 into 66,667 common shares of the company.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Turner Stone & Company for the audit of the Company's financial statements as of the year end December 31, 2008 and STS Partners for the audit of the Company's financial statements as of the year end December 31, 2007 and fees billed for other services rendered by STS Partners during those periods.

                                     Years Ended
                                  2008          2007
                               ------------------------

Audit Fees                     $ 10,000      $  11,325
Audit Related Fees             $     -       $   3,750
Tax Fees                       $     -       $      -
All other Fees                 $     -       $      -

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as a part of this Report:

1. Financial Statements. The following financial statements of AMASYS Corporation are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of June 30, 2008 and 2007.

Statements of Operations for the year ended June 30, 2008, for the year ended June 30, 2007 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2008.

Statements of Stockholders' Equity (Deficit) for the year ended June 30, 2008, for the year ended June 30, 2007 and for the period October 1, 2006 (date of entering Development Stage) through June 30, 2008.

Statements of Cash Flows for the year ended June 30, 2008, for the year ended June 30, 2007 and for the period October 1,2006 (date of entering Development Stage) through June 30, 2008.

Notes to Financial Statements.

2. Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

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

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PARADIGM OIL AND GAS, INC.
                                  (Registrant)


                      By: /s/  Marc Juliar

                      Marc Juliar, Director and Chief Executive Officer and Chief Financial Officer)

                      Date: April 16, 2009


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------