Form 10-Q
period 2009-03-31
Paradigm Oil & Gas, Inc.
filed 2009-05-14
CIK 1191354

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                            ------------------------

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the quarter year ended MARCH 31, 2009

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                 For the transition period from _____ to _______

                       Commission file number: 333-103780

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

           Nevada                                      33-1037546
--------------------------------           -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 27 Chicora Ave                                  M5R 1T7
             Toronto Ontario, Canada
-----------------------------------------------        -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-Q.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer                      Accelerated filer

   Non-accelerated filer (Do not check if a     Smaller reporting company |X|
   smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Act). Yes      No |X|

The Company's stock is traded on the OTC-BB. As of May 1, 2009, there were 92,007 shares of stock held by non-affiliates. As of May 1, 2009, 188,058 shares of the common stock of the registrant were outstanding.

                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)
                          Index to Financial Statements


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
                                                                            Page
                                                                            ----

Balance Sheets at March 31, 2009 and December 31, 2008...............       F-3

Statements of Operations  for the three months ended March 31,
   2009 and 2008 and from July 15, 2002 (inception) through
   March 31, 2009....................................................       F-4

Statements of Comprehensive Income (Loss) for the three
   months ended March 31, 2009 and 2008 and from July 15, 2002
   (inception) through March 31, 2009................................       F-5

Statement of Changes in Shareholders' Equity (Deficit)
   from July 15, 2002, (inception) through March 31, 2009............       F-6

Statements of Cash Flows for the three  months ended March 31,
   2009 and 2008 and from July 15, 2002 (inception) through
   March 31, 2009....................................................       F-7

Notes to Financial Statements........................................       F-8

                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                      March 31, 2009 and December 31, 2008


                                                      March 31,     December 31,
                                                        2009            2008
                                                    ------------   -------------
                                                                     (audited)
                  Assets

Cash...........................................     $        201   $        146
                                                    ------------   -------------
         Total current assets..................              201            146
                                                    ------------   -------------

Natural gas and oil properties
  Unproved properties..........................               --             --
                                                    ------------   -------------

         Total assets..........................     $        201   $        146
                                                    ============   =============

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities.....     $    500,308   $    513,292
  Shareholder loan.............................           11,724          2,290
  Note payable.................................           69,119         70,444
                                                    ------------   -------------
         Total current Liabilities.............          581,151        586,026

         Total liabilities.....................          581,151        586,026
                                                    ------------   -------------

Shareholders' equity (deficit):
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, none issued
    or outstanding.............................               --             --
  Common stock, $.001 par value; 300,000,000
    shares authorized, 188,058 shares issued
    and outstanding............................              188            188
  Additional paid-in capital...................        1,194,211      1,194,211
  Accumulated deficit during the exploration
    stage......................................       (1,795,101)    (1,793,828)
  Accumulated comphrehensive income (loss).....           19,752         13,549
                                                    ------------   -------------

         Total shareholders' equity (deficit)..         (580,950)      (585,880)
                                                    ------------   -------------

                                                    $        201   $        146
                                                    ============   =============


   The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
               For the three months ended March 31, 2009 and 2008
           and from July 15, 2002 (inception) through March 31, 2009


                                                                      July 15,
                                                                       2002
                                         Three Months Ended         (Inception)
                                             March 31,                Through
                                     ---------------------------      March 31,
                                        2009           2008             2009
                                     ------------   ------------   -------------
Expenses:
  Contributed rent...............    $         --   $         --   $      7,150
  Contributed administrative
    support......................              --             --            550
  Rent...........................              --             --           (432)
  Investor relations.............              --             --          8,874
  Legal fees.....................              --             --         46,500
  Mineral interest acquisition
    costs........................              --             --         53,180
  Mineral interest exploration
    costs........................              --             --         30,369
  Natural gas and oil exploration
    costs........................            (588)           560        131,206
  Impairment expense.............              --             --        643,517
  Professional and consulting
    fees.........................             801         31,802        701,657
  Compensation...................              --             --         38,700
  Office.........................              32             38         62,430
  Other..........................              50            281         37,009
  Interest.......................             978          1,213         15,440
  Disposal of natural oil and
    gas property, net............              --             --       (127,349)
                                     ------------   ------------   -------------
         Total expenses..........           1,273         33,894      1,648,801
                                     ------------   ------------   -------------

         Loss from operations....          (1,273)       (33,894)    (1,648,801)

         Other income (expense):
           Loss on extinguishment
             of debt.............              --             --       (146,300)
                                     ------------   ------------   -------------
         Net loss................    $     (1,273)  $    (33,894)  $ (1,795,101)
                                     ============   ============   =============

Basic and diluted loss per share.    $      (0.01)  $      (0.29)
                                     ============   ============

Basic and diluted weighted
    average common shares
    outstanding..................         188,058        117,890
                                     ============   ============




   The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)
                    Statements of Comprehensive Income (Loss)
               For the three months ended March 31, 2009 and 2008
           and from July 15, 2002 (inception) through March 31, 2009


                                                                      July 15,
                                                                       2002
                                         Three Months Ended         (Inception)
                                             March 31,                Through
                                     ---------------------------      March 31,
                                        2009           2008             2009
                                     ------------   ------------   -------------

Loss for the period..............    $     (1,273)  $    (33,894)  $ (1,795,101)

Other Comprehensive Income (Loss)
  Foreign currency translation
    adjustments..................           6,203          7,856         19,752
                                     ------------   ------------   -------------

Comprehensive Income(Loss).......    $      4,930   $    (26,038)  $ (1,775,349)
                                     ============   ============   =============








   The accompanying notes are an integral part of these financial statements.

                                                   PARADIGM OIL & GAS, INC.
                                                (An Exploration Stage Company)
                                    Statement of Changes in Shareholders' Equity (Deficit)



                                            Common Stock            Additional                       Other
                                     ---------------------------      Paid-In       Accumulated  Comprehensive
                                        Shares        Par Value       Capital         Deficit        Income         Total
                                     ------------   ------------   -------------   ------------   ------------   ------------
Balance at July 15, 2002
  (inception)....................              --   $         --   $          --   $         --   $         --   $        --

July 2002, common stock sold to
  an officer ($0.001/share)......          25,000   $         25   $       4,975   $         --   $         --   $     5,000
August to September 2002,
  common stock sold in private
  stock offering ($0.005/share)..          26,000             26          25,974             --             --        26,000
Office space and administrative
  support contributed by a
  director.......................              --             --             700             --             --           700
Net loss, period ended
  December 31, 2002..............              --             --              --       (12,149)             --       (12,149)
                                     ------------   ------------   -------------   ------------   ------------   ------------

Balance at December 31, 2002.....          51,000             51          31,649       (12,149)             --        19,551

Office space and administrative
  support contributed by a
  director.......................              --             --           1,400             --             --         1,400
Net loss, year ended
  December 31, 2003..............              --             --              --       (26,692)             --       (26,692)
Foreign currency translation
  adjustment.....................              --             --              --             --             99            99
                                     ------------   ------------   -------------   ------------   ------------   ------------

Balance at December 31, 2003.....          51,000             51          33,049        (38,841)            99        (5,642)

February and March 2004, sale
  of common stock at $0.20 per
  share, net of offering costs
  of $3,351......................           2,457              2          74,898             --             --        74,900
December 2004, common stock
  issued in exchange for legal
  services.......................          46,500             47          46,452             --             --        46,499
Office space and administrative
  support contributed by a
  director.......................              --             --           1,400             --             --         1,400
Net loss, year ended
  December 31, 2004..............              --             --              --       (166,029)            --      (166,029)
Foreign currency translation
  adjustment.....................              --             --              --             --          3,066         3,066
                                     ------------   ------------   -------------   ------------   ------------   ------------

Balance at December 31, 2004.....          99,957            100         155,799       (204,870)         3,165       (45,806)

January and February 2005, sale
  of common stock at $0.15 per
  share..........................          18,433             18         829,482             --             --       829,500
Net loss, year ended
  December 31, 2005..............              --             --              --       (198,449)            --      (198,449)
Foreign currency translation
  adjustment.....................              --             --              --             --          3,581         3,581
                                     ------------   ------------   -------------   ------------   ------------   ------------

Balance at December 31, 2005.....         118,391            118         985,281       (403,319)         6,746       588,826

Comprehensive loss:
  Net loss, year ended
  December 31, 2006..............              --             --              --       (254,434)                    (254,434)
  Foreign currency translation
    adjustment...................              --             --              --             --          3,003         3,003
                                     ------------   ------------   -------------   ------------   ------------   ------------

Balance at December 31, 2006.....         118,391            118         985,281       (657,753)         9,749       337,395
                                     ------------   ------------   -------------   ------------   ------------   ------------

Comprehensive loss:
  Net loss, year ended
    December 31, 2007............              --             --              --       (171,633)            --      (171,633)
  Foreign currency translation
    adjustment...................              --             --              --             --        (33,470)      (33,470)
                                     ------------   ------------   -------------   ------------   ------------   ------------

Balance at December 31, 2007.....         118,391            118         985,281       (829,386)       (23,721)      132,292
                                     ------------   ------------   -------------   ------------   ------------   ------------


Common stock issued in conversion
  of shareholder loan............          69,667             70         208,930             --             --       209,000
Comprehensive loss:
  Net loss, year ended
    December 31, 2008............              --             --              --       (964,442)            --      (964,442)
  Foreign currency translation
    adjustment...................              --             --              --             --         37,270        37,270
                                     ------------   ------------   -------------   ------------   ------------   ------------

Balance at December 31, 2008.....         188,058   $        188   $   1,194,211   $ (1,793,828)  $      13,549  $  (585,880)
                                     ------------   ------------   -------------   ------------   ------------   ------------

Comprehensive loss:
  Net loss, quarter ended
    March 31, 2009...............                                                        (1,273)                      (1,273)
  Foreign currency translation
    adjustment...................                                                                        6,203         6,203
                                     ------------   ------------   -------------   ------------   ------------   ------------

Balance at March 31, 2009........         188,058   $        188   $   1,194,211   $ (1,795,101)  $     19,752   $   580,950
                                     ============   ============   =============   ============   ============   ============



                          The accompanying notes are an integral part of these financial statements.



                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
               For the three months ended March 31, 2009 and 2008
           and from July 15, 2002 (inception) through March 31, 2009


                                                                      July 15,
                                                                       2002
                                         Three Months Ended         (Inception)
                                             March 31,                Through
                                     ---------------------------      March 31,
                                        2009           2008             2009
                                     ------------   ------------   -------------

Cash flows from operating
 activities:
  Net loss.......................    $     (1,273)  $    (33,894)  $ (1,795,101)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
      Disposal of natural gas
        and oil property, net....              --             --       (127,349)
      Office space and
        administrative support
        contributed by a
        director.................              --             --          7,700
      Non-cash interest                       978         (1,612)        28,874
      Stock-based compensation...              --             --         46,500
      Loss on extinguishment
        of debt..................                             --        146,300
      Impairment expense.........                             --        643,517
                                     ------------   ------------   -------------
                                             (295)       (35,506)    (1,049,559)

  Changes in operating assets
    and liabilities:
     Accounts payable and
       accrued expenses..........          (9,139)        27,110        501,916
                                     ------------   ------------   -------------
         Net cash used in
         operating activities....          (9,434)        (8,396)      (547,643)
                                     ------------   ------------   -------------

Cash flows from (used in)
 investing activities:
  Proceeds on disposal of
    natural gas and oil property.              --             --        127,349
  Acquisition of natural gas and
    oil properties...............              --             --       (643,517)
                                     ------------   ------------   -------------
         Net cash used in
         investing activities....              --             --       (516,168)
                                     ------------   ------------   -------------

Cash flows from financing
 activities:
  Proceeds from officer advance..              --             --          5,000
  Repayment of officer advance...              --             --         (5,000)
  Proceeds from shareholder loan.           9,434          2,815        124,424
  Repayment of shareholder loan..                                       (50,000)
  Proceeds from the sale of
    common stock.................              --             --        934,550
  Payments for offering costs....              --             --         (3,351)
  Proceeds from note payable.....              --             --         58,334
                                     ------------   ------------   -------------
         Net cash provided by
         financing activities....           9,434          2,815      1,063,957
                                     ------------   ------------   -------------

Effect of exchange rate changes
  on cash........................              55          7,856             55
                                     ------------   ------------   -------------

         Net change in cash......              55          2,275            201

Cash, beginning of period........             146          1,143             --
                                     ------------   ------------   -------------

Cash, end of period..............    $        201   $      3,418   $        201
                                     ============   ============   =============

Supplemental disclosure of
 cash flow information:
  Common stock issued for
    shareholder loan.............                   $         --   $     62,700
                                     ============   ============   =============
  Foreign currency translation...    $      6,148   $         --   $     19,697
                                     ============   ============   =============



   The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.       UNAUDITED INFORMATION

         The balance sheet of Paradigm Oil & Gas, Inc. (the "Company") as of March 31, 2009, and the statements of operations for the three month period ended March 31, 2009 and 2008, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008.

         Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-K for the year ended December 31, 2008.

2.       RELATED PARTY TRANSACTIONS

         A Shareholder of the company has loans outstanding to the Company of $11,724 at March 31, 2009. The loan is interest free and has no formal term of repayment.

         Brave Consulting Corporation ("Brave"), a corporation controlled by a shareholder provided accounting services during the quarters ended March 31, 2009 and 2008. There was no accrual for the quarter ended March 31, 2009 and an amount of $30,000 was accrued for the services for the quarter ended March 31, 2008. At March 31, 2009 Brave was owed $360,000 (2008 - $270,000) which amount is included in accounts payable.

         In June 2008 related parties converted debt of $62,700 into 66,667 common shares of the Company

         Amounts paid to related parties are based on exchange amounts agreed upon by these related parties.

3.       OIL AND GAS INTERESTS
                                                                      March 31
                                                                       2009
                                                                   -------------
Todd Creek Property
         Acquisition cost                                          $    298,631
         Cash call                                                       52,102
         Refund                                                         (17,022)
         Written off                                                    (50,000)
         Impairment expense                                            (283,711)
                                                                   -------------
                                                                   $          -
                                                                   -------------
  Hillsprings Property
         Acquisition cost                                          $    207,383
         Impairment expense                                            (207,383)
                                                                   -------------
                                                                   $          -
                                                                   -------------
Sawn Lake Property
Farmout and option agreement                                       $    152,423
Impairment expense                                                     (152,423)
                                                                   -------------
                                                                   $          -
                                                                   -------------

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

4.       SHAREHOLDERS' EQUITY

a)       Common Stock

         In 2008, the shareholders of the Company approved a 1 for 300 reverse split of the common shares. The Company had 188,058 common shares issued and outstanding at December 31, 2008. All share amounts have been retroactively restated.

         In 2008, a shareholder of the Company converted $62,700 in outstanding loans into 66,667 common shares of the Company. The common shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the "1933 Act"). The stock had a fair value of $188,100 to settle this liability. Accordingly the Company recorded a loss on extinguishment of debt of $146,300

5.       NATURAL GAS AND OIL EXPLORATION RISK

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

6.       NOTE PAYABLE

         The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in note 11.

                                                             March 31
                                                    ----------------------------
                                                        2009           2008

       1132559 Alberta Ltd                          $     69,119   $     79,999
                                                    ------------   -------------
                                                    $     69,119   $     79,999
                                                    ============   =============

7.       CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

         Inconjunction with the year end audit in 2007 and 2008, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement over which their note payable (refer to note 8) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
--------

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002 and established a year end of December 31. On February 7, 2005 we changed our name from Paradigm Enterprises, Inc. to Paradigm Oil And Gas, Inc. From July, 2002 to December, 2004, we were in the business of the exploration and development of a mineral property in British Columbia. The Company decided to abandon its interest in this mineral property and on August 26, 2005. We have not spent anything on research and development activities.

On December 06, 2004, we entered into two participation proposals with Win Energy Corporation. On June 18, 2005, the Company received a payment of $147,258 from Win for the sale of 50% of the Company's 10% interest in the Todd Creek Property and currently holds a 5% interest in the project.

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

HILLSPRINGS PROPERTY

Paradigm paid $207,383 to Win to acquire a 10% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34,Section 29 W4), Alberta, Canada. . It is now anticipated that a test well will be drilled on our property interest in 2007.

TODD CREEK PROPERTY

Paradigm paid $298,631 to Win to acquire a 10% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada. In June, 2005, we sold 50% of our interest back to Win for net proceeds of $127,349 (value of the interest less certain uppaid operating expenses) as of the date of this report, Paradigm holds a 5% in the Todd Creek property and has paid a net cost of $149,316 to acquire its interest. During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the "13-28 well." The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. To date we have received no revenue from this well due to the fact we owe Win Energy drilling costs. In January 2007, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada and we will refer to this well as the "13-33 well." Reports by other farming partners indicate that no economic hydrocarbons are present.

SAWN LAKE PROJECT

On February 15, 2005 Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 Section 36 W5M SE , and a similar interest in an additional option well at Township 91, Range 12,
Section 29 W5M NW in the Sawn Lake, Alberta exploratory oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm-in on the lands held by Deep Well Oil and Gas, Inc. in the Sawn Lake project in which 1132559 Alberta Ltd has an interest. The final terms of the option for the additional DSUs are yet to be agreed upon by both parties. Paradigm will earn 100% of the farmor's interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor's interest (an undivided 5% interest) after payout(APO). Paradigm will have then earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of oil and gas in the quarter ended March 31, 2009.

Operating expenses for the quarter ended March 31, 2009, totaled $1,273. The Company incurred professional fees for its audit, transfer agent fees and interest on its notes payable. The remaining expenses relate to general and admin.

Operating expenses for the quarter ended March 31, 2008, totaled $33,894. Primary expenses included consulting and professional fees of $31,802. The remaining expenses relate to general and admin.

Liquidity and Capital Resources

As of the three months ended March 31, 2009, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the three months ended December 31, 2009 was $9,434. By comparison for the similar period last year, we raised $38,870 as the result of proceeds from a note payable. From inception on July 15, 2002 to December 31, 2008 we have been successful in raising $1,037,837 as a result of proceeds received from sales of our common stock and loans.

As of March 31, 2009, our total assets which consist of cash and oil and gas properties amounted to $201 and our total liabilities were $581,152. Working capital stood at $(580,951).

For the three months ended December 31, 2009, our net loss was $1,273 ($0.01 per share). The loss per share was based on a weighted average of 155,197 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $33,894 and a loss per share of $.029 per share based on a weighted average of 117,890 shares outstanding. Since inception on July 15, 2002 to December 31, 2008 we have incurred a net loss of $1,795,101.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices and foreign currency. At this time, the Company has not entered into any hedging agreements due to limited value of transactions in foreign currency. The Company has entered into convertible debentures which have been determined to require derivative treatment.

Item 4T. Controls and Procedures.

The Company maintains "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The management of the Company has designed and evaluated the Company's disclosure controls and procedures. Management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q, were effective

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

None.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 1A. Risk Factors

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS, CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

      Exhibit Number       Exhibit Title
      --------------       -------------

         31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Paradigm Oil & Gas, Inc.


Date: May 14, 2009                   By:   /s/ Marc Juliar
                                           -------------------------------------
                                           Marc Juliar
                                           Chief Executive Officer and
                                           Principal Executive Officer

--------------------------------------------------------------------------------