Form 10-Q
period 2009-06-30
Paradigm Oil & Gas, Inc.
filed 2009-08-04
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
________________________

 (Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter year ended JUNE 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number:  333-103780

PARADIGM OIL AND GAS, INC.
(Exact name of small business issuer in its charter)

Nevada	33-1037546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 Chicora Ave Toronto Ontario, Canada	M5R 1T7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (416) 928-3095

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in  Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-Q.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐    No ☑

The Company’s stock is traded on the OTC-BB.  As of July 1, 2009, there were 92,007 shares of stock held by non-affiliates.  As of  July 1, 2009, 188,058 shares of the common stock of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Index to Financial Statements

Page

Balance Sheets at June 30, 2009 and December 31, 2008	F-2

Statements of Operations for the three and six months ended June 30, 2009
and 2008 and from July 15, 2002 (inception) through June 30, 2009	F-3

Statements of Comprehensive Income (Loss) for the six months ended June 30, 2009
and 2008 and from July 15, 2002 (inception) through June 30, 2009	F-4

Statement of Changes in Shareholders' Equity (Deficit) from July 15, 2002, (inception)
through June 30, 2009	F-5

Statements of Cash Flows for the six months ended June 30, 2009
and 2008 and from July 15, 2002 (inception) through June 30, 2009	F-6

Notes to Financial Statements	F-7

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Balance Sheets
June 30, 2009 and December 31, 2008

	Jun-30	Dec-31
	2009	2008
	(unaudited)	(audited)
Assets
Cash	$178	$146

Total current assets	178	146

Natural gas and oil properties
Unproved properties	—	—

Total assets	$178	$146

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$150,270	$513,292
Shareholder loan	16,249	2,290
Note payable	75,903	70,444
Note payable related party	360,000	—
Total current liabilities	602,422	586,026

Total liabilities	602,422	586,026

Shareholders’ equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 188,058 shares issued and outstanding	188	188
Additional paid-in capital	1,194,211	1,194,211
Accumulated deficit during the exploration stage	(1,801,248)	(1,793,828)
Accumulated comprehensive loss	4,605	13,549

Total shareholders’ deficit	(602,244)	(585,880)

	$178	$146
The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Operations
For the three and six months ended June 30, 2009 and 2008
and from July 15, 2002 (inception) through June 30, 2009
(unaudited)

					July 15, 2002
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Expenses:
Contributed rent	$—	$—	$—	$—	$7,150
Contributed administrative support	—	—	—	—	550
Rent	—	—	—	—	(432)
Investor relations	—	—	—	—	8,874
Legal fees	—	—	—	—	46,500
Mineral interest acquisition costs	—	—	—	—	53,180
Mineral interest exploration costs	—	—	—	—	30,369
Natural gas and oil exploration costs	49	744	(540)	1,304	131,255
Impairment expense	—	—	—	—	643,517
Professional and consulting fees	4,000	62,072	4,801	93,874	705,657
Compensation	—	—	—	—	38,700
Office	1,054	41	1,087	79	63,484
Other	—	168	50	449	37,009
Interest	1,044	1,207	2,022	2,420	16,484
Disposal of natural oil and gas property, net	—	—	—	—	(127,349)
Total expenses	6,147	64,232	7,420	98,126	1,654,948

Loss from operations	(6,147)	(64,232)	(7,420)	(98,126)	(1,654,948)

Other income (expense):
Loss on extinguishment of debt	—	(125,400)	—	(125,400)	(146,300)
Net loss	$(6,147)	$(189,632)	$(7,420)	$(223,526)	$(1,801,248)

Basic and diluted loss per share	$(0.03)	$(1.60)	(0.04)	$(1.90)

Basic and diluted weighted average common shares outstanding	188,058	117,890	188,058	117,890

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC
(An Exploration Stage Company)
Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2009 and 2008
and from July 15, 2002 (inception) through June 30, 2009
(unaudited)

			July 15, 2002
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009

Loss for the period	$(7,420)	$(223,526)	$(1,801,248)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	8,944	(11,697)	4,605

Comprehensive Income(Loss)	$1,524	$(105,481)	$(1,796,643)

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity (Deficit)

			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
Balance at July 15, 2002 (inception)	—	$—	$—	$—	$—	$—

July 2002, common stock sold to an officer
($0.001/share)	25,000	$25	$4,975	$—	$—	$5,000
August to September 2002, common stock sold in
private stock offering ($0.005/share)	26,000	26	25,974	—	—	26,000
Office space and administrative support
contributed by a director	—	—	700	—	—	700
Net loss, period ended December 31, 2002	—	—	—	(12,149)	—	(12,149)

Balance at December 31, 2002	51,000	51	31,649	(12,149)	—	19,551

Office space and administrative support
contributed by a director	—	—	1,400	—	—	1,400
Net loss, year ended December 31, 2003	—	—	—	(26,692)	—	(26,692)
Foreign currency translation adjustment	—	—	—	—	99	99

Balance at December 31, 2003	51,000	51	33,049	(38,841)	99	(5,642)

February and March 2004, sale of common
stock at $0.20 per share, net of offering costs
of $3,351	2,457	2	74,898	—	—	74,900
December 2004, common stock issued in
exchange for legal services	46,500	47	46,452	—	—	46,499
Office space and administrative support
contributed by a director	—	—	1,400	—	—	1,400
Net loss, year ended December 31, 2004	—	—	—	(166,029)	—	(166,029)
Foreign currency translation adjustment	—	—	—	—	3,066	3,066

Balance at December 31, 2004	99,957	100	155,799	(204,870)	3,165	(45,806)

January and February 2005, sale of common
stock at $0.15 per share	18,433	18	829,482	—	—	829,500
Net loss, year ended December 31, 2005	—	—	—	(198,449)	—	(198,449)
Foreign currency translation adjustment	—	—	—	—	3,581	3,581

Balance at December 31, 2005	118,391	118	985,281	(403,319)	6,746	588,826

Comprehensive loss:
Net loss, year ended December 31, 2006	—	—	—	(254,434)	—	(254,434)
Foreign currency translation adjustment	—	—	—	—	3,003	3,003

Balance at December 31, 2006	118,391	118	985,281	(657,753)	9,749	337,395

Comprehensive loss:
Net loss, year ended December 31, 2007	—	—	—	(171,633)	—	(171,633)
Foreign currency translation adjustment	—	—	—	—	(33,470)	(33,470)

Balance at December 31, 2007	118,391	118	985,281	(829,386)	(23,721)	132,292

Common stock issued in conversion of
shareholder loan	69,667	70	208,930	—	—	209,000
Comprehensive loss:
Net loss, year ended December 31, 2008	—	—	—	(964,442)	—	(964,442)
Foreign currency translation adjustment	—	—	—	—	37,270	37,270

Balance at December 31, 2008	188,058	$188	$1,194,211	$(1,793,828)	$13,549	$(585,880)

Comprehensive loss:
Net loss, six months ended June 30, 2009				(7,420)		(7,420)
Foreign currency translation adjustment					(8,944)	(8,944)

Balance at June 30, 2009	188,058	$188	$1,194,211	$(1,801,248)	$4,605	$(602,244)

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
For the six months ended June 30, 2009 and 2008
and from July 15, 2002 (inception) through June 30, 2009
(unaudited)

			July 15, 2002
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(7,420)	(223,526)	$(1,801,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Disposal of natural gas and oil property, net	—	—	(127,349)
Office space and administrative support contributed by a director	—	—	7,700
Non-cash interest	2,022	—	29,918
Stock-based compensation	—	—	46,500
Loss on extinguishment of debt	—	125,400	146,300
Impairment expense	—	—	643,517
	(5,398)	(98,126)	(1,054,662)

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(8,561)	60,658	502,494
Net cash used in
operating activities	(13,959)	(37,468)	(552,168)

Cash flows from (used in) investing activities:
Proceeds on disposal of natural gas and oil property	—	—	127,349
Acquisition of natural gas and oil properties	—	—	(643,517)
Net cash used in
investing activities	—	—	(516,168)

Cash flows from financing activities:
Proceeds from officer advance	—	—	5,000
Repayment of officer advance	—	—	(5,000)
Proceeds from shareholder loan	13,959	27,499	128,949
Repayment of shareholder loan		—	(50,000)
Proceeds from the sale of common stock	—	—	934,550
Payments for offering costs	—	—	(3,351)
Proceeds from note payable	—	116	58,334
Net cash provided by
financing activities	13,959	27,615	1,068,482

Effect of exchange rate changes on cash	32	8,948	(9,352)

Net change in cash	32	(905)	32

Cash, beginning of period	146	1,143	—

Cash, end of period	$178	238	$32

Supplemental disclosure of cash flow information:
Common stock issued for shareholder loan	$—	—	$62,700
Foreign currency translation	$6,148	—	$19,697
Accounts payable converted to note payable, related party	$360,000	—	$360,000

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL & GAS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	UNAUDITED INFORMATION

The  balance sheet of Paradigm Oil & Gas, Inc. (the “Company”) as of June 30, 2009, and the statements of operations, statement of shareholders equity and statement of cash flows for the three and six month periods ended June 30, 2009  and 2008, have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of June 30, 2009, and the results of operations for the three months and six months ended June 30, 2009 and 2008.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the year ended December 31, 2008.

In preparing the unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements which occurred on August 4,  2009.

2.            RELATED PARTY TRANSACTIONS

A Shareholder of the company has loans outstanding to the Company of $16,249 at June 30, 2009. The loan is interest free and has no formal term of repayment.

Brave Consulting Corporation (“Brave”), a corporation controlled by a shareholder provided accounting services during the quarters ended June 30, 2009 and 2008. There was no accrual for the three and six months ended June 30, 2009 and an amount of $30,000  was accrued for the services for the quarter ended March 31, 2008. At March 31, 2009 Brave was owed $360,000 (2008 - $270,000) which amount is included in accounts payable.  On April 22, 2009 the Company signed a note payable to Brave Consulting. The note payable is non-interest bearing and due on demand. After July 1, 2009 the note is convertible at the option of the holder  into common shares at $.04 per share. Management calculated imputed interest at a rate of 5% per annum and determined that the interest was not material to the financial statements ending June 30, 2009.

In June 2008 related parties converted debt of $62,700 into 66,667 common shares of the Company.

Amounts paid to related parties are based on exchange amounts agreed upon by these related parties.

3.            OIL AND GAS INTERESTS

2009
Todd Creek Property
Acquisition cost	$298,631
Cash call	52,102
Refund	(17,022)
Written off	(50,000)
Impairment expense	(283,711)
$-

Hillsprings Property
Acquisition cost	$207,383
Impairment expense	(207,383)
$-

Sawn Lake Property
Farmout and option agreement	$152,423
Impairment expense	(152,423)
$-

a)   Participation Proposal Agreements

On January 25, 2005, the Company closed two participation proposal agreements with Win Energy Corporation (“Win”), an unrelated Calgary, Alberta based private corporation. In November 2007 Win was acquired by Compton Petroleum Corporation (“Compton”) The Company acquired an interest in two exploration projects in Alberta, Canada for the total payments of $506,014.

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

In conjunction with the year end audit in 2008 and 2007, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement  over which their note payable (refer to note 8) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement. Due to the ongoing dispute the cost of defending the Companies rights to the Sawn Lake property may cost more than the value of the property. In 2008 the Company took an impairment charge against the Sawn Lake property and wrote the value down to 0.

4.            SHAREHOLDERS’ EQUITY

a)  Common Stock

In 2008, the shareholders of the Company approved a 1 for 300 reverse split of the common shares. The Company had 188,058 common shares issued and outstanding at December 31, 2008. All share amounts have been retroactively restated.

In 2008, a shareholder of the Company converted $62,700 in outstanding loans into 66,667 common shares of the Company. The common shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “1933 Act”). The stock had a fair value of $209,000 to settle this liability. Accordingly the Company recorded a loss on extinguishment of debt of $125,400.

5.             NATURAL GAS AND OIL EXPLORATION RISK

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

6.             NOTE PAYABLE

The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in note 7.

	June 30
	2009	2008

1132559 Alberta Ltd	$75,903	$81,727
	$75,903	$81,727

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

In conjunction with the year end audit in 2007 and 2008, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement  over which their note payable (refer to note 6) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of  oil and gas in the quarter ended June 30, 2009.

Operating expenses for the quarter ended June 30, 2009, totaled $ 6,147.  The Company incurred professional fees for its audit, transfer agent fees and interest on its notes payable. The remaining expenses relate to general and admin.

Operating expenses for the quarter ended June 30, 2008, totaled $64,232. Primary expenses included consulting and professional fees of $62,072. The remaining expenses relate to general and admin.

Liquidity and Capital Resources

As of the three months ended June 30, 2009, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the six months ended June 30, 2009 was $13,959. By comparison for the similar period last year, we raised $27,615 as the result of proceeds from a note payable. From inception on July 15, 2002 to June 30, 2008 we have been successful in raising $1,068,482 as a result of proceeds received from sales of our common stock and loans.

As of June 30, 2009, our total assets which consist of cash and oil and gas properties amounted to $178 and our total liabilities were $602,422. Working capital stood at $(602,244).

For the three months ended June 30, 2009, our net loss was $6,147 ($0.03 per share). The loss per share was based on a weighted average of 188,058 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $189,632 and a loss per share of $1.60 per share based on a weighted average of 117,890 shares outstanding. Since inception on July 15, 2002 to June 30, 2009 we have incurred a net loss of $1,801,248.

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

Item  4T. Controls and Procedures.

The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The management of the Company has designed and evaluated the Company’s disclosure controls and procedures.  Management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the Company’s President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q, were effective

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

None.

PART II – OTHER INFORMATION

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

The availability of a ready market for oil and gas, and the prices of such oil and gas, depends upon a number of factors, which are beyond our control. These include, among other things:

•	the level of domestic production;
•	actions taken by foreign oil and gas producing nations;
•	the availability of pipelines with adequate capacity;
•	the availability and marketing of other competitive fuels;
•	fluctuating and seasonal demand for oil, gas and refined products; and
•
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

Paradigm Oil & Gas, Inc.

Date: August 4, 2009	By:	/s/ Marc Juliar
Marc Juliar
President and Chief Executive Officer