Form 10-Q
period 2009-09-30
Paradigm Oil & Gas, Inc.
filed 2009-11-04
CIK 1191354

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                            ------------------------

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarter year ended SEPTEMBER 30, 2009

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

          27 Chicora Ave                                     M5R 1T7
         Toronto Ontario,
              Canada

---------------------------------------               ----------------------
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

  Large accelerated filer                        Accelerated filer

  Non-accelerated  (Do not check if a smaller    Smaller reporting company |X|
   reporting company)filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes No |X|

The Company's stock is traded on the OTC-BB. As of October 1, 2009, there were 92,007 shares of stock held by non-affiliates. As of November 1, 2009, 188,058 shares of the common stock of the registrant were outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                                                          Page
                                                                       ---------

Balance Sheets at September 30, 2009 and December 31, 2008...........     F-2

Statements of Operations for the three and nine months
   ended September 30, 2009 and 2008 and from July 15, 2002
   (inception) through September 30, 2009............................     F-3

Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2009 and 2008 and from July 15, 2002
   (inception) through September 30, 2009............................     F-4


Statement of Changes in Shareholders' Equity (Deficit) from
   July 15, 2002, (inception) through September 30, 2009.............     F-5

Statements of Cash Flows for the nine months ended
   September 30, 2009 and 2008 and from July 15, 2002
   (inception) through September 30, 2009............................     F-6

Notes to Financial Statements........................................     F-7

                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
                    September 30, 2009 and December 31, 2008



                                                   September 30,    December 31,
                                                       2009             2008
                                                  --------------   -------------
                                                   (unaudited)       (audited)

                Assets

Cash.......................................       $          154   $        146
                                                  --------------   -------------
         Total current assets..............                  154            146
                                                  --------------   -------------

Natural gas and oil properties
  Unproved properties......................                    -              -
                                                  --------------   -------------

         Total assets......................       $          154   $        146
                                                  ==============   =============

  Liabilities and Shareholders' (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities.       $      150,050   $    513,292
  Shareholder loan.........................               29,724          2,290
  Note payable.............................               83,435         70,444
  Note payable related party...............              360,000              -
                                                  --------------   -------------
         Total current liabilities                       623,209        586,026

         Total liabilities.................              623,209        586,026
                                                  --------------   -------------

Shareholders' deficit:
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, none
    issued or outstanding                                      -              -
  Common stock, $.001 par value;
    300,000,000 shares authorized,
    188,058 shares issued and outstanding..                  188            188
  Additional paid-in capital...............            1,194,211      1,194,211
  Accumulated deficit during the
    exploration stage......................           (1,805,250)    (1,793,828)
  Accumulated comprehensive loss...........              (12,204)        13,549
                                                  --------------   -------------

         Total shareholders' deficit.......             (623,055)      (585,880)
                                                  --------------   -------------

         Total liabilities and
         shareholders deficit..............       $          154   $        146
                                                  ==============   =============


   The accompanying notes are an integral part of these financial statements.

                                                     PARADIGM OIL & GAS, INC.
                                                  (An Exploration Stage Company)
                                                     Statements of Operations
                                    For the three months ended September 30, 2009 and 2008 and from July 15, 2002 (inception) through September 30, 2009
                                                           (unaudited)



                                                                                                                  July 15, 2002
                                                        Three Months Ended                 Nine Months Ended       (Inception)
                                                           September 30,                     September 30,           Through
                                                  ------------------------------  ------------------------------   September 30,
                                                      2009              2008           2009            2008             2009
                                                  --------------   -------------  --------------  --------------  --------------
Expenses:
  Contributed rent.........................       $            -   $           -  $            -  $            -  $       7,150
  Contributed administrative support.......                    -               -               -               -            550
  Rent.....................................                    -          (2,431)              -          (2,431)          (432)
  Investor relations.......................                    -           8,874               -           8,874          8,874
  Legal fees...............................                    -               -               -               -         46,500
  Mineral interest acquisition costs.......                    -               -               -               -         53,180
  Mineral interest exploration costs.......                    -               -               -               -         30,369
  Natural gas and oil exploration costs....                  142           1,311            (397)          2,616        131,397
  Impairment expense.......................                    -               -               -               -        643,517
  Professional and consulting fees.........                2,500          36,288           7,301         130,161        708,158
  Compensation.............................                    -               -               -               -         38,700
  Office...................................                  278             197           1,365             276         63,762
  Other....................................                    -             617              50           1,066         37,009
  Interest.................................                1,081           1,183           3,103           3,603         17,565
  Disposal of natural oil and gas
    property, net..........................                    -               -               -               -       (127,349)
                                                  --------------   -------------  --------------  --------------  --------------
         Total expenses....................                4,001          46,039          11,422         144,165      1,658,950
                                                  --------------   -------------  --------------  --------------  --------------

         Loss from operations..............               (4,001)        (46,039)        (11,422)       (144,165)    (1,658,950)

         Other income (expense):
           Loss on extinguishment of debt..                    -               -               -        (125,400)      (146,300)
                                                  --------------   -------------  --------------  --------------  --------------
         Net loss..........................       $       (4,001)  $     (46,039) $      (11,422) $     (269,565) $  (1,805,250)
                                                  ==============   =============  ==============  ==============  ==============


Basic and diluted loss per share..........        $        (0.02)  $       (0.24)          (0.06) $        (1.86)
                                                  ==============   =============  ==============  ==============

Basic and diluted weighted average
    common shares outstanding..............              188,058         188,058         188,058         144,834
                                                  ==============   =============  ==============  ==============



                            The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)
                    Statements of Comprehensive Income (Loss)
            For the nine months ended September 30, 2009 and 2008 and
            from July 15, 2002 (inception) through September 30, 2009
                                   (unaudited)


                                                                   July 15, 2002
                                         Nine Months Ended          (Inception)
                                          September 30,               Through
                                 -------------------------------   September 30,
                                      2009             2008             2009
                                 --------------   --------------   -------------

Loss for the period........      $      (11,422)  $     (269,565)  $ (1,805,250)

Other Comprehensive Income
  (Loss)
     Foreign currency
     translation
     adjustments...........             (25,753)          13,017        (21,148)
                                 --------------   --------------   -------------

Comprehensive Income(Loss).      $      (37,175)  $     (256,548)  $ (1,826,398)
                                 ==============   ==============   =============






   The accompanying notes are an integral part of these financial statements.

                                                     PARADIGM OIL & GAS, INC.
                                                  (An Exploration Stage Company)
                                      Statement of Changes in Shareholders' Equity (Deficit)
                                    For the three months ended September 30, 2009 and 2008 and from July 15, 2002 (inception) through September 30, 2009
                                                           (unaudited)





                                           Common Stock             Additional                        Other
                                 -------------------------------     Paid-In       Accumulated    Comprehensive
                                     Shares          Par Value       Capital         Deficit          Income           Total
                                 --------------   --------------   -------------  --------------  --------------  --------------
Balance at July 15, 2002
 (inception)...............                   -   $            -   $           -  $            -  $            -  $           -

July 2002, common stock
  sold to an officer
  ($0.001/share)...........              25,000   $           25   $       4,975  $            -  $            -  $       5,000
August to September 2002,
  common stock sold in
  private stock offering
  ($0.005/share)...........              26,000               26          25,974               -               -         26,000
Office space and
  administrative support
  contributed by a
  director.................                   -                -             700               -               -            700
      Net loss, period
      ended December 31,
      2002.................                   -                -               -         (12,149)              -        (12,149)
                                 -----------------------------------------------------------------------------------------------

Balance at December 31,
  2002.....................              51,000               51          31,649         (12,149)              -         19,551

Office space and
  administrative support
  contributed by a
  director.................                   -                -           1,400               -               -          1,400
      Net loss, year ended
      December 31, 2003....                   -                -               -         (26,692)              -        (26,692)
      Foreign currency
      translation
      adjustment...........                   -                -               -               -              99             99
                                 -----------------------------------------------------------------------------------------------

Balance at December 31,
  2003.....................              51,000               51          33,049         (38,841)             99         (5,642)

February and March 2004,
  sale of common stock at
  $0.20 per share, net of
  offering costs of $3,351.               2,457                2          74,898               -               -         74,900
December 2004, common
  stock issued in
  exchange for legal
  services.................              46,500               47          46,452               -               -         46,499
Office space and
  administrative support
  contributed by a
  director.................                   -                -           1,400               -               -          1,400
      Net loss, year ended
      December 31, 2004....                   -                -               -        (166,029)              -       (166,029)
      Foreign currency
      translation
      adjustment...........                   -                -               -               -           3,066          3,066
                                 -----------------------------------------------------------------------------------------------

Balance at December 31,
  2004.....................              99,957              100         155,799        (204,870)          3,165        (45,806)

January and February 2005,
  sale of common stock at
  $0.15 per share..........              18,433               18         829,482               -               -        829,500
      Net loss, year ended
      December 31, 2005....                   -                -               -        (198,449)              -       (198,449)
      Foreign currency
      translation
      adjustment...........                   -                -               -               -           3,581          3,581
                                 -----------------------------------------------------------------------------------------------

Balance at December 31,
  2005.....................             118,391              118         985,281        (403,319)          6,746        588,826

Comprehensive loss:
      Net loss, year ended
      December 31, 2006....                   -                -               -        (254,434)              -       (254,434)
      Foreign currency
      translation
      adjustment...........                   -                -               -               -           3,003          3,003
                                 -----------------------------------------------------------------------------------------------

Balance at December 31,
  2006.....................             118,391              118         985,281        (657,753)          9,749        337,395

Comprehensive loss:
      Net loss, year ended
      December 31, 2007....                   -                -               -        (171,633)              -       (171,633)
      Foreign currency
      translation
      adjustment...........                   -                -               -               -         (33,470)       (33,470)
                                 -----------------------------------------------------------------------------------------------

Balance at December 31,
  2007.....................             118,391              118         985,281        (829,386)        (23,721)       132,292


Common stock issued in
  conversion of
  shareholder loan.........              69,667               70         208,930               -               -        209,000
Comprehensive loss:
      Net loss, year ended
      December 31, 2008....                   -                -               -        (964,442)              -       (964,442)
      Foreign currency
      translation
      adjustment...........                   -                -               -               -          37,270         37,270

                                 -----------------------------------------------------------------------------------------------

Balance at December 31,
  2008.....................             188,058   $          188   $   1,194,211  $   (1,793,828) $       13,549  $    (585,880)

Comprehensive loss:
      Net loss, nine months
      ended September 30,
      2009..................                  -                -               -         (11,422)              -        (11,422)
      Foreign currency
      translation
      adjustment...........                   -                -               -               -         (25,753)       (25,753)
                                 -----------------------------------------------------------------------------------------------

Balance at September 30,
  2009.....................             188,058   $          188   $   1,194,211  $   (1,805,250) $      (12,204) $    (623,055)
                                 ===============================================================================================



                            The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
            For the nine months ended September 30, 2009 and 2008 and
            from July 15, 2002 (inception) through September 30, 2009
                                   (unaudited)


                                                                   July 15, 2002
                                         Nine Months Ended          (Inception)
                                          September 30,               Through
                                 -------------------------------   September 30,
                                      2009             2008             2009
                                 --------------   --------------   -------------
Cash flows from operating
 activities:
   Net loss................      $      (11,422)  $     (269,565)  $ (1,805,250)
   Adjustments to reconcile
     net loss to net cash
     used in operating
     activities:
       Disposal of natural
         gas and oil
         property, net.....                   -                -       (127,349)
       Office space and
         administrative
         support
         contributed by a
         director..........                   -                -          7,700
       Non-cash interest...               3,103                -         30,999
       Stock-based
         compensation......                   -                -         46,500
       Loss on
          extinguishment
          of deb...........                   -          125,400        146,300
       Impairment expense..                   -                -        643,517
                                 --------------   --------------   -------------
                                         (8,319)        (144,165)    (1,057,583)
    Changes in operating
      assets and
      liabilities:
        Accounts payable
         and accrued
         expenses..........             (19,115)         103,024        491,940
                                 --------------   --------------   -------------
             Net cash used
             in operating
             activities....             (27,434)         (41,141)      (565,643)
                                 --------------   --------------   -------------
Cash flows from investing
 activities:
   Proceeds on disposal of
    natural gas and oil
    property...............                   -                -        127,349
    Acquisition of natural
     gas and oil properties                   -                -       (643,517)
                                 --------------   --------------   -------------
             Net cash used
             in investing
             activities....                   -                -       (516,168)
                                 --------------   --------------   -------------

Cash flows from financing
  activities:
    Proceeds from officer
     advance...............                   -                -          5,000
    Repayment of officer
      advance..............                   -                -         (5,000)
    Proceeds from
      shareholder loan.....              27,434           24,472        142,424
    Repayment of
      shareholder loan.....                   -                -        (50,000)
    Proceeds from the sale
      of common stock......                   -                -        934,550
    Payments for offering
      costs................                   -                -         (3,351)
    Proceeds from note
      payable..............                   -           (2,144)        58,334
                                 --------------   --------------   -------------
             Net cash
             provided by
             financing
             activities....              27,434           22,328      1,081,957
                                 --------------   --------------   -------------
Effect of exchange rate
  changes on cash..........                   8           13,017              8
                                 --------------   --------------   -------------
             Net change
             in cash.......                   8           (5,796)           154

Cash, beginning of period..                 146            1,143              -
                                 --------------   --------------   -------------

Cash, end of period........      $          154   $       (4,653)  $        154
                                 ==============   ==============   =============

Supplemental disclosure of
  cash flow information:
    Common stock issued
    for shareholder loan...      $            -   $       62,700   $     62,700
                                 ==============   ==============   =============
    Foreign currency
     translation...........      $      (25,761)               -   $    (12,204)
                                 ==============   ==============   =============
    Accounts payable
      converted to note
      payable, related
      party                      $      360,000                -   $    360,000
                                 ==============   ==============   =============




   The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1.       UNAUDITED INFORMATION

         The balance sheet of Paradigm Oil & Gas, Inc. (the "Company") as of September 30, 2009, and the statements of operations, statement of shareholders' equity (deficit) and statement of cash flows for the three and nine month periods ended September 30, 2009 and 2008, have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of September 30, 2009, and the results of operations for the three months and nine months ended September 30, 2009 and 2008.

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

         In preparing the unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2009, up until the issuance of the financial statements which occurred on November 4, 2009.

2.       RELATED PARTY TRANSACTIONS

         A Shareholder of the company has loans outstanding to the Company of $29,723 at September 30, 2009. The loan is interest free and has no formal term of repayment.

         Brave Consulting Corporation ("Brave"), a corporation controlled by a shareholder provided accounting services during the quarters ended September 30, 2009 and 2008. There was no accrual for the three and nine months ended September 30, 2009 and an amount of $30,000 was accrued for the services for the quarter ended September 30, 2008. At March 31, 2009 Brave was owed $360,000 (2008 - $270,000) which amount is included in accounts payable. On April 22, 2009 the Company signed a note payable to Brave Consulting. The note payable is non-interest bearing and due on demand. After July 1, 2009 the note is convertible at the option of the holder into common shares at $.04 per share. Management calculated imputed interest at a rate of 5% per annum and determined that the interest was not material to the financial statements ending September 30, 2009.

         In June 2008 related parties converted debt of $62,700 into 69,667 common shares of the Company.

         Amounts paid to related parties are based on exchange amounts agreed upon by these related parties.

3.       OIL AND GAS INTERESTS
                                                                   September 30
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

         This well was tied into a newly constructed gas processing plant and production commenced in June 2006. The Company has received no revenue from this well as the Company has not paid to Win our full share of the costs of drilling or to tie in the well. To date the Company has received no further information about the Todd Creed project. The Company does not expect to receive further information from the operator until the Company has paid all outstanding invoices in full. Included in accounts payable is an amount of $130,611 owing to Win/Compton. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to $0.

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

         The Company is currently in default of its payments to Win/Compton. The Company will have to pay Win/Compton the amounts owed in 2008.To pay the amounts owing to Win/Compton the Company will need to raise funds. This could potentially be dilutive to current shareholders. Alternatively the Company could sell the properties to realize value. The company has no engineering report to value the properties and in absence of such engineering report has maintained the carrying value on its books. If the Company had a third party valuation, this value could be less than the carrying value of the properties. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to $0.

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

         In conjunction with the year end audit in 2008 and 2007, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement over which their note payable (refer to note 8) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement. Due to the ongoing dispute the cost of defending the Companies rights to the Sawn Lake property may cost more than the value of the property. In 2008 the Company took an impairment charge against the Sawn Lake property and wrote the value down to $0.

4.       SHAREHOLDERS' EQUITY (Deficit)

a)       Common Stock

         In 2008, the shareholders of the Company approved a 1 for 300 reverse split of the common shares. The Company had 188,058 common shares issued and outstanding at December 31, 2008. All share amounts have been retroactively restated.

         In 2008, a shareholder of the Company converted $62,700 in outstanding loans into 69,667 common shares of the Company. The common shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the "1933 Act"). The stock had a fair value of $209,000 to settle this liability. Accordingly the Company recorded a loss on extinguishment of debt of $125,400.

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


                                                          September 30
                                                  ------------------------------
                                                       2009            2008
                                                  ------------------------------

       1132559 Alberta Ltd                        $       83,435   $     79,467
                                                  ------------------------------
                                                  $       83,435   $     79,467
                                                  ==============================


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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the country-regionplaceUnited States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

OUR CURRENT BUSINESS
--------------------

PETROLEUM EXPLORATION

On December 6, 2004, we entered into two participation proposal agreements with Win Energy Corporation.

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

HILLSPRINGS

On December 6, 2004, we entered into a participation proposal with Win Energy Corporation whereby we could acquire an interest in the Hillsprings exploratory oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. We acquired a 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M.

TODD

On December 6, 2004, we entered into a second participation proposal with Win Energy whereby we could acquire an interest in the Todd exploratory oil and gas drilling project also about 100 miles south of Calgary in the foothills of the Rocky Mountains for the payment of a total of $298,631 including drilling costs. On January 25, 2005, we concluded final payments and finalized the agreements whereby we acquired a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5 and an option to December 31, 2006 to earn a 7.5% interest in an additional seven sections 4480 acres) in the surrounding area by contributing 10% of the drilling costs. Contributions to each well drilled will earn an interest in two sections. On June 18, 2005, the Corporation received a net payment of CA $117,442.50 from Win Energy Corporation for the sale of 50% of Paradigm's 10% interest in the Todd Creek Oil and Gas Property to Win, the original vendor. Paradigm now holds a 5% interest in the Todd Creek 13-28 well.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of oil and gas in the quarter ended September 30, 2009.

Operating expenses for the quarter ended September 30, 2009, totaled $4,001. The Company incurred professional fees for its audit, transfer agent fees and interest on its notes payable. The remaining expenses relate to general and admin.

Operating expenses for the quarter ended September 30, 2008, totaled $46,039. Primary expenses included consulting and professional fees of $36,288. The remaining expenses relate to general and admin.

Liquidity and Capital Resources

As of the three months ended September 30, 2009, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the nine months ended September 30, 2009 was $27,433. By comparison for the similar period last year, we raised $24,472 as the result of proceeds from a note payable. From inception on July 15, 2002 to September 30, 2009 we have been successful in raising $1,081,956 as a result of proceeds received from sales of our common stock and loans.

As of September 30, 2009, our total assets which consist of cash and oil and gas properties amounted to $154 and our total liabilities were $623,209. Working capital stood at $(623,055).

For the three months ended September 30, 2009, our net loss was $4,001 ($0.02 per share). The loss per share was based on a weighted average of 188,058 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $46,039 and a loss per share of $.24 per share based on a weighted average of 188,058 shares outstanding. Since inception on July 15, 2002 to September 30, 2009 we have incurred a net loss of $1,805,249.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-Q, were effective

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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


                                    Paradigm Oil & Gas, Inc.


Date: November 4, 2009              By:   /s/ Marc Juliar
                                          -------------------------------------
                                          Marc Juliar
                                          President and Chief Executive Officer

--------------------------------------------------------------------------------