Form 10-K
period 2009-12-31
Paradigm Oil & Gas, Inc.
filed 2010-04-15
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
________________________

 (Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2009

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in  Rule 405 of the Securities Act.  YesNo  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated (Do not check if a smaller reporting company) filer	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes     No ☑

The Company’s stock is traded on the OTC-BB.  As of April 14, 2010, there were 23,888,058 shares of stock held by non-affiliates.  As of April 14, 2010, 51,188,058 shares of the common stock of the registrant were outstanding.

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

Description of Business

Overview

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002. On February 7, 2005 we changed our name to Paradigm Oil And Gas, Inc.

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

On December 06, 2004, we entered into two participation proposal agreements with Win Energy Corporation (“Win”), an arms-length Calgary, Alberta based private corporation whereby the Corporation could acquire an interest in two oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014 (subsequently reduced to $358,756 with the sale of half of the interest back to Win in June, 2005). On January 25, 2005, the Corporation concluded final payments and finalized the agreements.  In 2007 Win  was acquired by Compton Petroleum Corporation (“Compton”). From hereon all references will be made to Compton.

HILLSPRINGS PROPERTY

Paradigm paid $207,383 to Compton to acquire a 5% working interest in one section (640 acres) in the Hillsprings Property (Township 10, Range 34, Section 29 W4), Alberta, Canada. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

TODD CREEK PROPERTY

Paradigm paid $298,631 to Compton to acquire a 10% working interest in 13.75 sections (8800 acres) in the Todd Creek Property, Alberta, Canada. In June, 2005, we sold 50% of our interest back to Compton for net proceeds of $127,349 (value of the interest less certain unpaid operating expenses) as of the date of this report, Paradigm holds a 5% in the Todd Creek property and has paid a net cost of $149,316 to acquire its interest.

During the second quarter of 2005, a well located in Todd Creek property was drilled to a specifically targeted depth. This well is located in 13-28-9-2W5 in Alberta, Canada and we will refer to this well as the

“13-28 well.” The 13-28 well was evaluated and tested. The operator encountered gas reservoirs and concluded that this well is a potential gas well. This well was tied into a newly constructed gas processing plant and production commenced in September 2006. To date we have received no revenue from this well due to the fact we owe Compton drilling costs.

In January 2007, we completed the drilling of a second well in the Todd Creek Prospect located in 13-33-8-2 in Alberta, Canada and we will refer to this well as the “13-33 well.” Reports by other farmin partners indicate that no economic hydrocarbons are present. We are delinquent in our payments to Compton. Until we are current on our payments we will not receive any further information regarding the property. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

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

Research and Development

We did not incur any research and development expenditures in the fiscal years ended December 31, 2009 or 2008.

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

On June 18, 2009 the Canadian government passed the new Environmental Enforcement Act (“EEA”). The EEA was created to strengthen and amend nine existing Statutes that relate to the environment and to enact provisions respecting the enforcement of certain Statutes that relate to the environment. The EEA amends various enforcement, offence, penalty and sentencing provisions to deter offenders from committing offences under the EEA by setting minimum and maximum fines for serious offences. The EEA also gives enforcement officers new powers to investigate cases and grants courts new sentencing authorities that ensure penalties reflect the seriousness of the pollution and wildlife offences. The EEA also expands the authority to deal with environmental offenders by: 1.) specifying aggravating factors such as causing damage to wildlife or wildlife habitat, or causing damage that is extensive, persistent or irreparable; 2.) providing fine ranges higher for corporate offenders than for individuals; 3.) doubling fine ranges for repeat offenders; 4.) authorizing the suspension and cancellation of licenses, permits or other authorizations upon conviction; 5.) requiring corporate offenders to report convictions to shareholders; and 6.) mandating the reporting of corporate offences on a public registry.

Going Concern

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

As shown in the accompanying financial statements, the Company has incurred a net loss of  $18,237 for the year ending December 31, 2009 and a net loss of $1,812,065 for the period from July 15, 2002 (inception) through December 31, 2009. The Company has no revenue. The Company’s future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option to acquire an interest. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, to exploit the discovery on a timely and cost-effective basis.

Item 1(B) Unresolved Staff Comments

None

Item 2. Properties

PETROLEUM PROPERTIES

HILLSPRINGS

In December  2004, we entered into a participation proposal with Compton Corporation whereby we could acquire an interest in the Hillsprings exploratory oil and gas drilling project about 100 miles south of Calgary in the Alberta foothills for the payment of a total of $207,383 excluding drilling costs. We acquired a 5% interest in one section (640 acres) of land located at Section 34, Township 5, Range 29 W4M. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to 0.

TODD

In December 2004, we entered into a second participation proposal with Compton whereby we could acquire an interest in the Todd exploratory oil and gas drilling project also about 100 miles south of Calgary in the foothills of the Rocky Mountains for the payment of a total of $298,631 including drilling costs. On January 25, 2005, we concluded final payments and finalized the agreements whereby we acquired a 10% interest in 13.75 sections (8800 acres) of land located at Section 16, Township 9, Range 2 W5 and an option to December 31, 2006 to earn a 7.5% interest in an additional seven sections 4480 acres) in the surrounding area by contributing 10% of the drilling costs. Contributions to each well drilled will earn an interest in two sections. On June 18, 2005, the Corporation received a net payment of CA $117,442.50 from Compton Corporation for the sale of 50% of Paradigm’s 10% interest in the Todd Creek Oil and Gas Property to Win, the original vendor. Paradigm now holds a 5% interest in the Todd Creek 13-28 well.

On June 27, 2005, we announced that drilling of the Todd Creek Well had been moved into the final completion stage which may take up to 50 days to complete. The operators have placed the well on "tight hole" status and further news will be released upon completion of testing. As of the date of this report, that status continues; we will release further information as it comes available. “Tight hole” is a petroleum industry term used colloquially in which the performance data of a well is closely guarded. During this period, all information about the well – depth, formations, drilling rates, logs and other pertinent data – is not shared or made public. We have not been given any further information regarding the Todd Creek property as we are delinquent in our payments to Compton.

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

Item 4. Submissions of Matters to a Vote of Security Holders

There was no matter submitted during the fiscal year 2009 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Market for Common Stock

The common shares of Paradigm Oil and Gas, Inc. are quoted on the Pink Sheets.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

On December 31, 2009, the shareholders' list of our common shares showed 18 registered shareholders holding 113,058 shares and various broker-dealers holding 75,000 shares in an indeterminate number of names. There were 188,058 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there approximately 1,000 additional beneficial shareholders beyond the 18 registered shareholders as of  December 31, 2009.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

	High	Low

Fiscal 2009

First Quarter	$1.00	$0.25
Second Quarter	$1.50	$0.05
Third Quarter	$1.09	$0.25
Fourth Quarter	$0.60	$0.10

Fiscal 2008

First Quarter	$6.00	$3.00
Second Quarter	$7.50	$0.05
Third Quarter	$6.60	$1.20
Fourth Quarter	$3.85	$0.55

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

None

Changes in Securities

The Corporation had 188,058 shares of common stock issued and outstanding as of December 31, 2009.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and therefore are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Paradigm was incorporated on July 15, 2002. Comparative periods for the years ended December 31, 2009, December 31, 2008 and July 15, 2002 (Inception) through December 31, 2009 are presented in the following discussion.

Since our inception we have used our common stock to raise money for our optioned mineral acquisition and three petroleum projects, for corporate expenses, expenses incurred in the phase I mineral exploration program, the costs of drilling three oil and gas wells and to repay outstanding indebtedness. Net cash provided by financing activities from inception on July 15, 2002 to December 31, 2009 was $ 1,092,258 as a result of proceeds received from sales of our common stock, advances from officers (repaid), proceeds of a shareholder loan (repaid) payments for offering costs, less payments for offering costs and the proceeds from a note payable.

We have not generated any revenues from any of our operations for the year ended December 31, 2009 or for any prior period.

REVENUES

REVENUE: Gross revenue for the year ended December 31, 2009 remained at $0 compared to the year ended December 31, 2008 of $0. To date, we have not generated any revenues from our mineral exploration business (now abandoned and written off) nor from our petroleum exploration activities.

COMMON SHARES: Since inception, we have used our common stock to raise money for our optioned acquisition and farmin projects, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities in the most recent fiscal year ended December 31, 2009 was $37,735. During the similar period ended December 31, 2008, $26,120 was provided by financing activities. From inception on July 15, 2002 to December 31, 2009 $1,092,258 net cash was provided as a result of proceeds received from sales of our common stock and other noted items.

EXPENSES

SUMMARY – During the year ended December 31, 2009, Paradigm incurred operating expenses of $18,237 as compared to $964,442 for the similar period last year and a total of $1,812,065 for the period from inception on July 15, 2002 to December 31, 2009. The decrease in the current year’s spending can be attributed to the impairment charge against the Companies assets during the year. The costs incurred can be further subdivided into the following categories.

NATURAL GAS AND OIL EXPLORATION COSTS: Paradigm spent $(1,281) in natural gas & oil exploration costs in the year ended December 31, 2009 while $2,454 in such costs were incurred in the year ended December 31, 2008. From inception on July 15, 2002 to December 31, 2009, we have incurred $130,513 in natural gas and exploration costs.

IMPAIRMENT EXPENSE: Paradigm had an impairment expense of $0 in the year ended December 31, 2009 while $643,517 in such costs were incurred in the year ended December 31, 2008. The Todd Creek and Hill springs properties were impaired due to the low prices for natural gas and the lack of sustainable production. The Sawn Lake property was impaired as the value of the property may be less than the costs to defend our rights due to our dispute with 1132559 Alberta Ltd.

PROFESSIONAL AND CONSULTING FEES: Paradigm incurred $19,619 in professional fees for the fiscal year ended on December 31, 2009 as compared to $159,730 for the previous fiscal year. Professional fees decreased due to lower costs. From inception on July 15, 2002 to December 31, 2009, we have incurred $720,475 in professional fees mainly spent on legal, administrative, engineering and accounting matters.

OFFICE EXPENSES: $(5,105) in office costs were incurred in the past year which ended on December 31, 2009. By comparison, $313 was incurred for previous fiscal year ended December 31, 2008. For the period July 15, 2002 (inception) through December 31, 2009 a total of $57,293 has been spent on office related expenses. Office costs decreased in the most recent year as we wrote off accounts payable.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2009 or from the date of inception. However, Paradigm has incurred operating losses and approximately $1,812,065, which, if unutilized, will expire through 2029. Future tax benefits, which may arise as a result of these losses, and have been offset by a valuation allowance.

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

We are delinquent in our payments to Compton and will not receive any further information until full payment is made. Deep Well Oil & Gas, Inc. is planning further work on the Sawn Lake property in 2009. Deep Well Oil & Gas, Inc. planned to re-test the 1-36 well on the Sawn Lake property. Results of that test have not been released.

Following industry trends and demands, we are also considering the acquisition of other petroleum properties or an interest in such projects. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on December 31, 2009, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended December 31, 2009 was $37,735. By comparison for the similar period last year, we raised $26,120 as the result of proceeds from a note payable. From inception on July 15, 2002 to December 31, 2009 we have been successful in raising $0 as a result of proceeds received from sales of our common stock and loans.

As of December 31, 2009, our total assets which consist of cash and oil and gas properties amounted to $121 and our total liabilities were $633,300. Working capital stood at $(633,179).

For the year ended December 31, 2009, our net loss was $ (18,237)  ($.10 per share). The loss per share was based on a weighted average of  188,058 common shares outstanding. For the previous fiscal year the comparative numbers were a net loss of $964,442 and a loss per share of $6.21 per share based on a weighted average of 155,197 shares outstanding.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2010. Management projects that we will require  additional capital to  fund our ongoing operating expenses and working capital requirements for the next twelve months.

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

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the FASB Accounting Standards Codification (“ASC”) and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles.  The codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company’s financial statement disclosures beginning with the year ending December 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

The FASB has issued authoritative guidance on Non-controlling Interests in Consolidated Financial Statements.  The new codification code is ASC 810, Consolidation.  This statement changes the way the consolidated income statement is presented when non-controlling interests are present.  It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  The implementation of this pronouncement did not have a significant impact on the financial statements of the Company.

The FASB has issued authoritative guidance on Business Combinations.  The new codification code is ASC 805, Business Combinations.  This statement retains the fundamental requirements that the acquisition method of accounting be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  The implementation of this pronouncement did not have a significant impact on the financial statements the Company.

The FASB has issued authoritative guidance on subsequent events, which was primarily codified into Topic 855, Subsequent Events, in the ASC.  The guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements and related disclosures.

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

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the  financial statements.

Item 8. Financial Statements and Supplementary Data.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Paradigm Oil and Gas, Inc.

We have audited the accompanying balance sheet of Paradigm Oil and Gas, Inc. (the “Company”) (an exploration stage company) as of December 31, 2009 and 2008 and the related statements of operations, comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for the years then ended and for the period from July 15, 2002 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradigm Oil and Gas, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from July 15, 2002 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no business operations and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
April 14, 2010

PARADIGM OIL AND GAS, INC. (An Exploration Stage Company) Balance Sheets (Stated in US Dollars) December 31, 2009 and 2008
	December 31,
	2009	2008
Assets
Cash	$121	$146

Total current assets	121	146

Natural gas and oil properties
Unproved properties	—	—

Total assets	$121	$146

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$147,410	$513,292
Convertible note payable	360,000	—
Advances from shareholder	40,026	2,290
Note payable	85,864	70,444

Total current liabilities	633,300	586,026

Shareholders’ equity (deficit):
Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares
authorized, 188,058 and 188,058 shares issued and outstanding	188	188
Additional paid-in capital	1,194,211	1,194,211
Accumulated deficit	(1,812,065)	(1,793,828)
Accumulated comprehensive income (loss)	(15,513)	13,549

Total shareholders’ equity (deficit	(633,179)	(585,880)

	$122	$146

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in US Dollars)
For the years ended December 31, 2009 and 2008 and from
July 15, 2002 (inception) through December 31, 2009

			July 15, 2002
			(Inception)
			Through
	For the Year Ended December 31,		December 31,
	2009	2008	2009
Expenses:
Contributed rent	$—	$—	$7,150
Contributed administrative support	—	—	550
Rent	—	(2,431)	(432)
Investor relations	—	8,874	8,874
Legal fees	—	—	46,500
Mineral interest acquisition costs	—	—	53,180
Mineral interest exploration costs	—	—	30,369
Natural gas and oil exploration costs	(1,281)	2,454	130,513
Impairment charge	—	643,517	643,517
Professional and consulting fees	19,619	159,730	720,475
Compensation	—	—	38,700
Office	(5,105)	313	57,293
Other	—	1,066	36,959
Interest	4,269	4,619	18,731
Disposal of natural oil and gas property, net	—	—	(127,349)
Foreign exchange loss	735	—	735
Total expenses	18,237	818,142	1,665,765

Loss from operations	(18,237)	(818,142)	(1,665,765)

Other income (expense):
Loss on extinguishment of debt	—	(146,300)	(146,300)
Net loss	$(18,237)	$(964,442)	$(1,812,065)

Basic and diluted loss per share	$(0.10)	$(6.21)

Basic and diluted weighted average
common shares outstanding	$188,058	$155,197

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC
(An Exploration Stage Company)
Statements of Comprehensive Income (Loss)
(Stated in US Dollars)
For the years ended December 31, 2009 and 2008
and from July 15, 2002 (inception) through December 31,2009
			July 15, 2002
			(Inception)
			Through
	For the Year Ended December 31,		December 31,
	2009	2008	2009

Loss for the Year	$(18,237)	$(964,442)	$(1,812,065)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(29,062)	37,270	(15,513)

Comprehensive Loss	$(47,299)	$(927,172)	$(1,827,578)

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity (Deficit)
(Stated in US Dollars)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Par Value	Capital	Deficit	Income(Loss)	Total
Balance at July 15, 2002 (inception	—	$—	$—	$—	$—	$—
July 2002, common stock sold to an officer
($0.001/share	25,000	25	4,975	—	—	5,000
August to September 2002, common stock sold in
private stock offering ($0.005/share	26,000	26	25,974	—	—	26,000
Office space and administrative support
contributed by a director	—	—	700	—	—	700
Net loss, period ended December 31, 2002	—	—	—	(12,149)	—	(12,149)

Balance at December 31, 2002	51,000	51	31,649	(12,149)	—	19,551

Office space and administrative support
contributed by a director	—	—	1,400	—	—	1,400
Net loss, year ended December 31, 2003	—	—	—	(26,692)	—	(26,692)
Foreign currency translation adjustment	—	—	—	—	99	99

Balance at December 31, 2003	51,000	51	33,049	(38,841)	99	(5,642)

February and March 2004, sale of common
stock at $0.20 per share, net of offering costs
of $3,351	2,457	2	74,898	—	—	74,900
December 2004, common stock issued in
exchange for legal services	46,500	47	46,452	—	—	46,499
Office space and administrative support
contributed by a director	—	—	1,400	—	—	1,400
Net loss, year ended December 31, 2004	—	—	—	(166,029)	—	(166,029)
Foreign currency translation adjustment	—	—	—	—	3,066	3,066

Balance at December 31, 2004	99,957	100	155,799	(204,870)	3,165	(45,806)

January and February 2005, sale of common
stock at $0.15 per share	18,433	18	829,482	—	—	829,500
Net loss, year ended December 31, 2005	—	—	—	(198,449)	—	(198,449)
Foreign currency translation adjustment	—	—	—	—	3,581	3,581

Balance at December 31, 2005	118,391	118	985,281	(403,319)	6,746	588,826

Comprehensive loss:
Net loss, year ended December 31, 2006	—	—	—	(254,434)	—	(254,434)
Foreign currency translation adjustment	—	—	—	—	3,003	3,003

Balance at December 31, 2006	118,391	118	985,281	(657,753)	9,749	332,395

Comprehensive loss:
Net loss, year ended December 31, 2007	—	—	—	(171,633)	—	(171,633)
Foreign currency translation adjustment	—	—	—	—	(33,470)	(33,470)

Balance at December 31, 2007	118,391	118	985,281	(829,386)	(23,721)	132,292

Comprehensive loss:
Common stock issued in conversion of
shareholder loan	69,667	70	208,930	—	—	209,000
Net loss, year ended December 31, 2008	—	—	—	(964,442)	—	(964,442)
Foreign currency translation adjustment	—	—	—	—	37,270	37,270

Balance at December 31, 2008	188,058	188	1,194,211	(1,793,828)	13,549	(585,880)

Comprehensive loss:
Net loss, year ended December 31, 2009	—	—	—	(18,237)	—	(18,237)
Foreign currency translation adjustment	—	—	—	—	(29,062)	(29,062)

Balance at December 31, 2009	188,058	$188	$1,194,211	$(1,812,065)	$(15,513)	$(633,179)

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in US Dollars)
For the years ended December 31, 2009 and 2008 and
from July 15, 2002 (inception) through December 31, 2009

			July 15, 2002
			(Inception)
			Through
	For the Year Ended December 31,		December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(18,237)	$(964,442)	$(1,812,065)
Adjustments to reconcile net loss to net cash used
in operating activities:
Disposal of natural gas and oil property, net	—	—	(127,349)
Office space and administrative support
contributed by a director	—	—	7,700
Non-cash interest	4,268	4,619	32,164
Expenses paid by shareholder	20,854	—	20,854
Stock-based compensation	—	—	46,500
Loss on extinguishment of debt	—	146,300	146,300
Impairment expense	—	643,517	643,517

	6,885	(170,006)	(1,042,379)

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(6,885)	142,856	504,170
Net cash used in
operating activities	—	(27,150)	(538,209)

Cash flows from (used in) investing activities:
Proceeds on disposal of natural gas and oil property	—	—	127,349
Acquisition of natural gas and oil properties	—	—	(643,517)
Net cash used in
investing activities	—	—	(516,168)

Cash flows provided by financing activities:
Proceeds from officer advance	—	—	5,000
Repayment of officer advance	—	—	(5,000)
Proceeds from shareholder advances	—	26,120	114,990
Repayment of shareholder advances		—	(50,000)
Proceeds from the sale of common stock	—	—	934,550
Payments for offering costs	—	—	(3,351)
Proceeds from note payable			58,334
Net cash provided by
financing activities	—	26,120	1,054,523

Effect of exchange rate changes on cash	(25)	33	(25)

Net change in cash	(25)	(997)	121

Cash, beginning of period	146	1,143	—

Cash, end of period	$121	$146	$121

Supplemental disclosure of cash flow information:
Common stock issued for shareholder loan	$—	62,700	62,700
Foreign Currency Translation	$—	$37,237	$37,237
Accounts payable converted into convertible note	$360,000	$—	$360,000

The accompanying notes are an integral part of these financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(1)	BASIS OF PRESENTATION

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

As shown in the accompanying financial statements, the Company has incurred a net loss of  $18,237 for the year ending December 31, 2009 and a net loss of $1,812,065 for the period from July 15, 2002 (inception) through December 31, 2009. The Company has no revenue. The Company’s future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option to acquire an interest. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration programs and, to exploit the discovery on a timely and cost-effective basis.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Standards Codification
The Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The ASC does not alter current accounting principles generally accepted in the United States of America (GAAP), but rather integrates existing accounting standards with other authoritative guidance. The ASC a single source of authoritative GAAP for nongovernmental entities and supersedes all other previously issued non-public accounting and reporting guidance. The adoption of the ASC did not have any effect on the Company’s financial statements.

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

The oil and gas industry is subject, by its nature, to environmental hazards and clean-up costs. At this time, management knows of no substantial costs from environmental accidents or events for which the Company may be currently liable. In addition, the Company’s oil and gas business makes it vulnerable to changes in prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserve and increase annual depletion expense (which is based on proved reserves).

Cash
Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances.  The carrying amounts approximate fair market value due to the liquidity of these deposits.  For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  At December 31, 2009 and 2008, the Company had no cash equivalents.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
The Company’s financial instruments consist of cash, accounts payable, accrued liabilities, note payable and shareholders loan. It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximately their carrying values.

Oil and Gas Interests
The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs are expensed. Costs of drilling and equipping productive wells, including development dry holes and related production facilities are capitalized.

Earnings (loss) per Common Share
Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period.  The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.  At December 31, 2009, there was no variance between basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes
The Company accounts for income taxes under the provisions of the ASC Topic No. 740 , Income Taxes (ASC 740) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation
The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity (deficit).

Stock-based Compensation
The Company records stock-based compensation in accordance with ASC Topic No. 718, Compensation – Stock Compensation (ASC 718), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Asset Retirement Obligations
The Company has adopted ASC Topic No. 410 Asset Retirement and Environmental Obligations (ASC 410), which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company’s asset retirement obligations, which primarily relates to the plugging and abandonment of its wells.  Accordingly, no liabilities have been recorded. The Company is delinquent in its payments to joint venture partner. Canadian Association of Petroleum Landmen rules dictate the Company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such, management believes no obligation should be recorded at this time.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Joint Ventures
All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company’s proportionate interest in such activities.

Environmental Protection and Reclamation Costs
The operations of the Company have been, and may be in the future affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

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

Revenue Recognition
The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2009 and 2008, the Company had no overproduced imbalances. The Company’s portion of revenues of approximately $1,280 was retained by the operator and applied against the lease operating expenses payable.  This amount has not been reflected in the financial statements.

Reverse Stock Split
On January 25, 2008, the Company completed a 1 for 300 reverse split of its common stock. All common stock share and per share amounts included in these financial statements have been retroactively restated to reflect the reverse stock split.

Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the consolidated financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent events
In preparing the financial statements, the Company reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2009 up until the issuance of the financial statements, which occurred on April 14, 2010.

(3)    NEW ACCOUNTING PRONOUNCEMENTS

The FASB has issued authoritative guidance on Non-controlling Interests in Consolidated Financial Statements.  The new codification code is ASC 810, Consolidation.  This statement changes the way the consolidated income statement is presented when non-controlling interests are present.  It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  The implementation of this pronouncement did not have a significant impact on the financial statements of the Company.

The FASB has issued authoritative guidance on Business Combinations.  The new codification code is ASC 805, Business Combinations.  This statement retains the fundamental requirements that the acquisition method of accounting be used, and applies to all business entities, including mutual entities that previously used the pooling of interest method of accounting for some business combinations.  The implementation of this pronouncement did not have a significant impact on the financial statements the Company.

The FASB has issued authoritative guidance on subsequent events, which was primarily codified into Topic 855, Subsequent Events, in the ASC.  The guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements and related disclosures.

(4)    RELATED PARTY TRANSACTIONS

A Shareholder of the company has loans outstanding to the company of $40,026 at December 31, 2009. The loan is interest free and has no formal term of repayment.

Brave Consulting Corporation (“Brave”), a corporation controlled by a shareholder provided accounting services during the years ended December 31, 2009 and 2008. No amount was accrued in 2009. At December 31, 2008, the Company owed Brave $360,000 which is included in accounts payable. During 2009, the accounts payable was changed to a convertible note payable. Subsequent to the conversion, Brave transferred $340,000 of its convertible note payable to unrelated parties. See note 10 for a discussion of the convertible note payable.

In June 2008 related parties converted debt of $62,700 into 69,667 common shares of the Company

Amounts paid to related parties are based on exchange amounts agreed upon by these related parties.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(5)    OIL AND GAS INTERESTS

	Dec 31	Dec 31
	2009	2008
Todd Creek Property
Acquisition cost	$-	$298,631
Cash call		52,102
Refund		(17,022)
Written off		(50,000)
Impairment Expense		(283,711)
	-	-
Hillsprings Property
Acquisition cost	-	207,383
Impairment Expense		(207,383)
	-	-

Sawn Lake Property
Farmout and option agreement	$-	$152,423
Impairment Expense		(152,423)
	$-	$-

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

The Company is currently in default of its payments to Win/Compton. The Company will have to pay Win/Compton the amounts owed in 2008.To pay the amounts owing to Win/Compton the Company will need to raise funds. This could potentially be dilutive to current shareholders. Alternatively the Company could sell the properties to realize value. The

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(5)   OIL AND GAS INTERESTS (continued)

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

(6)	SHAREHOLDERS’ EQUITY

a)     Common Stock

In 2008, the shareholders of the Company approved a 1 for 300 reverse split of the common shares. The Company had 188,058 common shares issued and outstanding at December 31, 2009. All share amounts have been retroactively restated.

In 2008, a shareholder of the Company converted $62,700 in outstanding loans into 69,667 common shares of the Company. The common shares were issued pursuant to Regulation S under the Securities Act of 1933, as amended (the “1933 Act”). The stock had a fair value of $188,100 to settle this liability. Accordingly the Company recorded a loss on extinguishment of debt of $146,300.

(7)    NATURAL GAS AND OIL EXPLORATION RISK

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

Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. It relies on the operator’s ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(7)    NATURAL GAS AND OIL EXPLORATION RISK (continued)
interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

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

	December 31
	2009	2008
1132559 Alberta Ltd	$85,864	$70,444

(9)    INCOME TAXES

a)	Income Tax Provision:

The provision for income taxes differs from the result which would be obtained by applying the statutory rate of 34% to income before income taxes. The difference results from the following:

	December 31
	2009	2008

Loss before income taxes	$(18,237)	$(964,442)
Income tax benefit at 34% (estimated)	$6,200	$327,910
Unrecognized benefit of operating loss carry forwards	(6,200)	(327,910)
Income tax benefit	$-	$-
b) Significant components of the Company’s deferred income tax assets are as follows:

	December 31
	2009	2008

Operating loss carry-forwards	$1,770,139	$1,751,902
Mineral interest and natural gas and oil properties	-	-

	1,770,139	1,751,902
Statutory tax rate	34.0%	34.0%

Deferred income tax asset	$601,847	595,647
Valuation allowance	(601,847)	(595,647)

Net deferred tax assets	$-	$-

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(9)    INCOME TAXES (continued)

The Company has incurred operating losses of approximately $1,770,000, which, if unutilized, will expire through to 2029. Future tax benefits, which may arise as a result of these losses, have been offset by a valuation allowance. The change in valuation allowance for the year ended December 31, 2009 was $6,200.

The Company accounts for corporate income taxes in accordance with ASC Topic 740 Income Taxes. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are not recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as set forth below in the period that includes the enactment date.

The Company has a deferred tax asset relating to the depreciation and depletion difference between generally accepted accounting principles and tax and relating to the Company’s net operation losses, which totaled approximately $1,812,065 at December 31, 2009, and which has been fully offset by a valuation allowance. The Company does not have any other significant deferred tax assets or liabilities. The net operating loss carry forwards are available to offset future taxable in come of the Company. These net operating losses expire through 2029. The Company is not current if filing its tax returns.

(10)  Convertible Note Payable

On April 22, 2009 the Company converted $360,000 of accounts payable to a convertible note payable. The note was non-interest bearing and due on demand any time after December 31, 2009. The holder of the note had the option to convert the note into common shares of the Company at a price of $.04 per share.

(11) COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

(12)  CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

In conjunction with the year end audit in 2007, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement  over which their note payable (refer to note 8) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

(13)  SUBSEQUENT EVENTS

Acquisition of Intergrated Oil & Gas Solutions Inc.

On January 27, 2010, the Company entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired Company") a Texas corporation formed on January 13, 2010 for the purpose of acquiring 4 leases in the State of Texas. The Company issued 42,000,000, US$.001 Par value common shares to the shareholders of the Acquired Company in exchange for their one hundred percent (100%) ownership interest in all of their common shares which represented all the capital stock of the Acquired Company  The Acquired Company is now a 100% owned  subsidiary of the Company.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in US Dollars)
December 31, 2009

(13)  SUBSEQUENT EVENTS (continued)

Prior to the Acquisition, there were 188,058 shares of the Company’s common Stock outstanding. Immediately following the Acquisition, there are 42,188,058 shares of Common Stock outstanding. With the issuance of 42,000,000 shares of Common Stock to Intergrated Oil and Gas Solutions Inc shareholders, 27,594,000 were issued to Black Pearl Petroleum LLC (BPL) in connection with the Acquisition. BPL became the holder of approximately 65.41% of the voting securities of the Company and effected a change in control of the Company. The change of control of the Company was effected solely by the issuance of newly issued shares of the Company to BPL upon the Acquisition without any other consideration.

The Acquired Company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment which were acquired upon formation of the corporation on January 13 2010 in exchange for 42,000,000 common shares of  Intergrated Oil & Gas Solutions Inc., which represented all the issued and outstanding stock in Intergrated Oil & Gas Solutions Inc.

The oil and gas properties are comprised of 4 leases totalling approximately nine hundred and thirty four (934) net mineral Acres, all located in the State of Texas, USA. 692 acres in Kaufman County, carry a 80% Net Revenue Interest, 40 acres located in the County of Wood, carry a 80% Net Revenue Interest, 122.37 acres located in the County of Henderson carry a 81.25% Net Revenue Interest and 80 acres in the County of Wichita carry a 75% Net Revenue Interest. Combined there are a total of 9 existing previously producing wells and available spacing to support the drilling of approximately 30 new wells in the 3800’ to 9000’ range and approximately 50 new wells in the 800’ to 1,800’ range.

Conversion of Convertible Notes Payable

On February 2, 2010, holders of $360,000 of convertible notes payable, elected to under the terms of the agreement to convert their debt to shares of the Company. The Company issued 9,000,000 common shares in full and final settlement of the $360,000 debt. The price of the common shares on the date of issuance was $.20. The Company recognized a loss of  $1,440,000 on the conversion of the debt. After the conversion of the convertible notes payable the Company had 51,188,058 common shares issued and outstanding.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On June 17, 2008 the board of directors of the Company replaced STS Partners with Turner Stone & Company, LLC as our auditors. There have been no disagreements with our accountants on issues of accounting or financial disclosure.

Item 9A(T). Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.  Based on that evaluation, the Company’s President and Chief Executive Officer concluded that the Company’s disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

 This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

 There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Marc Juliar	President, Secretary, Treasurer and Director	33	September 30, 2006

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Marc Juliar, is an  independent  contractor  to  the  Film,  Music  Video  and  T.V.  Commercial production  business.  Mr.  Juliar  has  held  many  positions  in the  film and production  business.  Mr. Juliar was an officer and director of Kodiak  Energy (KDKN),  Inc. from April 2004 to January 2006. Mr. Juliar was an officer and director of Aamaxan Transport, Inc. (AMXT) from September 2005 until April 2008. Marc Juliar is an officer and director of Mondial Ventures, Inc. Mr.  Juliar  attended  the  University  of Toronto located in Toronto, Ontario.

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

Paradigm’s sole director functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors.   Paradigm’s board of directors has determined that its director is not an "audit committee financial expert" within the meaning of the rules and regulations of the SEC.  Paradigm’s board of directors has determined, however, that its director is able to read and understand fundamental financial statements and has business experience that results in that member's financial sophistication.  Accordingly, the board of directors believes that its director has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer, during the fiscal year ended December 31, 2009.  None of the  officer receives compensation in excess of $100,000 per year.

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Options Granted	All Other Compensation
Marc Juliar President	2009 2008	$0 $0	— —	— —	— —
Stock Option Grants

During the year ended December 31, 2009, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There are currently no stock options or stock appreciation rights outstanding.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2009.

Fiscal Year-End Option Values1)
Name	Shares Acquired upon Exercise of Options	Value Realized From Exercise Of Options	Number of Shares Underlying Unexercised Options at December 31, 2008 Exercisable Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2008 Exercisable Unexercisable
Marc Juliar	—	—	— —	$— $—

Stock Option Plan

Paradigm has no stock option plan for officers, directors, employees or consultants and no options have been issued.

Compensation of Directors

The Company does not pay any compensation to directors.

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Marc Juliar.	$0	--	--	---	---	---	$0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of  January 31, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
International E-Trade Equities Ltd	11,500	6.11%
Brice Scheschuk	18,667	9.92%
Marc Juliar, Toronto, On	65,884	35.03%
Directors and Officers (as a group)	65,884	9.90%

(1)
Based on 188,058 shares outstanding as of January 31, 2010 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Brave Consulting provided accounting services to the Company in 2008. The Company did not pay any of the outstanding amount to Brave in 2008. In 2009 the Company and Brave Consulting agreed to convert the amounts owing to Brave into a note convertible into common shares of the corporation.

In June 2008 related parties converted debt of $62,700 into 69,667 common shares of the company.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Turner Stone & Company for the audit of the Company’s financial statements as of the year end December 31, 2009 and fees billed for other services rendered by STS Partners during those periods.

	Years Ended
	2009	2008
Audit Fees	$12,500	$10,000
Audit Related Fees	$ -	$ -
Tax Fees	$ -	$ -
All other Fees	$ -	$ -

Item 15. Exhibits and Financial Statement Schedules

a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Paradigm Oil & Gas, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2009 and 2008.

Statements of Operations for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period July 15, 2002  through December 31, 2009.

Statement of Comprehensive Income for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period July 15, 2002  through December 31, 2009.

Statements of Changes in Stockholders’ Equity (Deficit) for the period July 15, 2002 through December 31, 2009.

Statements of Cash Flows for the year ended December 31, 2009, for the year ended December 31, 2008 and for the period July 15, 2002 through December 31, 2009.

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

PARADIGM OIL AND GAS, INC.
(Registrant)

By:	/s/“Marc Juliar”
Marc Juliar, Director and Chief Executive Officer and Chief Financial Officer)
Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.