Form 10-Q
period 2010-03-31
Paradigm Oil & Gas, Inc.
filed 2010-05-25
CIK 1191354

================================================================================

                                     STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q

                         -----------------------------


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter year ended MARCH 31, 2010

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                    Nevada                                     33-1037546
----------------------------------------------            ----------------------
 (State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                             Identification No.)

               123 E. Market St                                  75147
    Mabank,Texas, United States of America
----------------------------------------------            ----------------------
   (Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number: (903) 880 1161

      Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-Q. Yes No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer                        Accelerated filer

    Non-accelerated  (Do not check if a smaller    Smaller reporting company [X]
    reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Act).   Yes       No [X]

The Company's stock is traded on the OTC-BB. As of May 24, 2010, there were 23,888,058 shares of stock held by non-affiliates. As of May 24, 2010, 51,188,058 shares of the common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                   Index to Consolidated Financial Statements



                                                                          Page
                                                                         -------

Consolidated Balance Sheets at March 31, 2010 and
   January 28, 2010...................................................     F-2

Consolidated Statements of Operations for the period
   ended March 31, 2010 and from January 28, 2010
   (inception) through March 31, 2010.................................     F-3

Consolidated Statements of Comprehensive Income
   (Loss) for the period ended March 31, 2010
   and from January 28, 2010 (inception) through
   March 31, 2010.....................................................     F-4

Consolidated Statement of Changes in Shareholders'
   Equity from January 28, 2010, (inception)
   through March 31, 2010.............................................     F-5

Consolidated Statements of Cash Flows for the period
   ended March 31, 2010 and from January 28, 2010
   (inception) through March 31, 2010.................................     F-6

Notes to Consolidated Financial Statements............................     F-7

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Consolidated Balance Sheets
                               March 31, 2010 and
                                January 28, 2010


                                                      March 31       January 28
                                                        2010            2010
                                                    -------------  -------------
                                                     (unaudited)    (unaudited)

                    Assets
Cash                                                $       7,011  $         --
                                                    -------------  -------------

          Total current assets                              7,011            --
                                                    -------------  -------------

Natural gas and oil properties
    Unproved properties                                   557,281       541,539
                                                    -------------  -------------

          Total assets                              $     564,292  $    541,539
                                                    =============  =============

      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities          $     171,096  $         --
  Convertible note payable                                                   --
  Shareholder loan                                         94,076            --
  Note payable                                             90,481            --
                                                    -------------  -------------
          Total current Liabilities                       355,653            --

          Total liabilities                               355,653            --
                                                    -------------  -------------

Shareholders' equity:
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, none issued
    or outstanding                                             --            --
  Common stock, $.001 par value; 300,000,000
    shares authorized, 51,188,058 and 188,058
    shares issued and outstanding                          51,188           188
  Additional paid-in capital                            2,290,351       541,351
  Accumulated deficit during the exploration stage     (2,125,542)           --
  Accumulated comprehensive income (loss)                  (7,358)           --
                                                    -------------  -------------

          Total shareholders' equity                      208,639       541,539
                                                    -------------  -------------

                                                    $     564,292  $    541,539
                                                    =============  =============


   The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Operations
                    For the period ended March 31, 2010 and
                       from January 28, 2010 (inception)
                             through March 31, 2010



                                                                    January 28,
                                                                       2010
                                                       Period       (Inception)
                                                        Ended         Through
                                                      March 31,      March 31,
                                                        2010            2010
                                                    -------------  -------------

Expenses:
  Accounting and Audit                              $       2,500  $      2,500
  Advertising and Promotion                                   258           258
  Field Supplies                                            2,100         2,100
  Legal fees                                               19,058        19,058
  Maintenance                                                 400           400
  Meals and Entertainment                                     110           110
  Natural gas and oil exploration costs                       452           452
  Professional and consulting fees                             37            37
  Management Fees                                          19,418        19,418
  Office                                                      734           734
  Telephone                                                 1,178         1,178
  Transfer Agent Fees                                         615           615
  Travel                                                    1,278         1,278
  Interest                                                  1,200         1,200
  Utilities                                                 1,225         1,225
  Foreign Exchange Loss                                     1,700         1,700
                                                    -------------  -------------
          Total expenses                                   52,263        52,263
                                                    -------------  -------------

          Loss from operations                            (52,263)      (52,263)

          Other income (expense):
             Assumption of Liabilities in
                Acquisition                              (633,279)     (633,279)
             Loss from Share issue on debt
                conversion                             (1,440,000)   (1,440,000)
                                                    -------------  -------------
          Net loss                                  $  (2,125,542) $ (2,125,542)
                                                    =============  =============

Basic and diluted loss per share                    $       (0.04)
                                                    =============

Basic and diluted weighted average
    common shares outstanding                          50,462,252
                                                    =============

   The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
             Consolidated Statements of Comprehensive Income (Loss)
                    For the period ended March 31, 2010 and
                       from January 28, 2010 (inception)
                             through March 31, 2010



                                                                    January 28,
                                                                       2010
                                                       Period       (Inception)
                                                        Ended         Through
                                                      March 31,      March 31,
                                                        2010            2010
                                                    -------------  -------------

Loss for the period                                 $ (2,125,542) $ (2,125,542)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustments                (7,358)       (7,358)
                                                    -------------  -------------

Comprehensive Income (Loss)                         $ (2,132,900) $ (2,132,900)
                                                    =============  =============






The accompanying notes are an integral part of these financial statements.


                                                 PARADIGM OIL AND
GAS, INC.
                                               (An Exploration Stage Company)
                            Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                                                    As of March 31, 2010


                                                                                                    Other
                                                                    Additional                     Compre-
                                           Common Stock               Paid-In      Accumulated     hensive
                                        Shares        Par Value       Capital       Deficit        Income           Total
                                    --------------  -------------  -------------  -------------  -------------  -------------

Balance at January 28, 2010
  considering reverse merger
  calculations                             188,058  $         188  $     541,351  $          --  $          --  $    541,539

Issuance of common stock
  for acquisition                       42,000,000         42,000      8,358,000             --             --     8,400,000

Adjustment to record basis in
Intergrated Oil and Gas
Solutions, Inc.                                 --             --     (8,400,000)            --             --    (8,400,000)
                                    --------------  -------------  -------------  -------------  -------------  -------------

Balance at January 29, 2010
after reverse acquistion                42,188,058         42,188        499,351             --             --       541,539

Common stock issued February 2
  on conversion of debt                  9,000,000          9,000      1,791,000                                   1,800,000

Net loss, quarter ended March 31,
  2009                                                                              (2,125,542)                   (2,125,542)

Foreign currency translation
  adjustment                                    --             --             --             --         (7,358)       (7,358)
                                    --------------  -------------  -------------  -------------  -------------  -------------

Balance at March 31, 2010               51,188,058  $      51,188  $   2,290,351  $  (2,125,542) $      (7,358) $    208,639
                                    ==============  =============  =============  =============  =============  =============





                         The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Cash Flows
                    For the period ended March 31, 2010 and
                       from January 28, 2010 (inception)
                             through March 31, 2010



                                                                    January 28,
                                                                       2010
                                                       Period       (Inception)
                                                        Ended         Through
                                                      March 31,      March 31,
                                                        2010            2010
                                                    -------------  -------------

Cash flows from operating activities:
  Net loss                                          $  (2,125,542) $ (2,125,542)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Non-cash interest                                       1,200         1,200
    Loss on Acquisition                                   633,279       633,279
    Loss from extinguishment of debt conversion         1,440,000     1,440,000
                                                    -------------  -------------
                                                          (51,063)      (51,063)

Changes in operating assets and liabilities:
  Accounts payable and accrued expenses                    19,644        19,644
                                                    -------------  -------------
          Net cash used in
          operating activities                            (31,419)      (31,419)
                                                    -------------  -------------

Cash flows from (used in) investing activities:
  Expenditures made on Oil and gas properties             (15,742)      (15,742)
                                                    -------------  -------------
          Net cash used in
          investing activities                            (15,742)      (15,742)
                                                    -------------  -------------

Cash flows from financing activities:
  Proceeds from shareholder loan                           54,051        54,051
  Cash acquired in acquisition                                121           121
                                                    -------------  -------------
          Net cash provided by
          financing activities                             54,172        54,172
                                                    -------------  -------------

          Net change in cash                                7,011         7,011

Cash, beginning of period                                      --            --
                                                    -------------  -------------

Cash, end of period                                 $       7,011  $      7,011
                                                    =============  =============

Supplemental disclosure of cash flow information:

Foreign currency translation of liabilities         $      (7,358) $     (7,358)
Assumption of accounts payable in acquisition       $     147,410  $    147,410
Assumption of note payable, Shareholder in
  acquisition                                       $      40,025  $     40,025
Assumption of note payable in acquisition           $      85,864  $     85,864
Assumption of convertible debt in acquisition       $     360,000  $    360,000
Issuance of common stock for convertible debt       $    (360,000) $   (360,000)


   The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.

                         NOTES TO FINANCIAL STATEMENTS



1.    UNAUDITED INFORMATION

      The balance sheet of Paradigm Oil & Gas, Inc. (the "Company") as of March 31, 2010, and as of January 28, 2010 Inception and the statements of operations for the period ended March 31, 2010 and from January 28, 2010 Inception to March 31, 2010 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of March 31, 2010, and the results of operations for the period ended March 31, 2010 and 2009.

      Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-K for the year ended December 31, 2009.

2.    RELATED PARTY TRANSACTIONS

      Shareholders of the company have loans outstanding to the Company of $94,076 at March 31, 2010. The loans are interest free and have no formal terms of repayment.

3.    REVERSE MERGER OF INTERGRATED OIL AND GAS INC.

      On January 28, 2010, the Company entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired company") in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired company.

      Paradigm issued 42,000,000 of its $.001 par value shares common shares representing 82% of the fully-diluted capital of the company in exchange for 100% of the acquired company's outstanding shares. The Acquired company is now a 100% subsidiary of the Company.

      The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The total purchase price to acquire these assets amounted to $541,538.90. These costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

4.    OIL AND GAS INTERESTS

      On January 28, 2010, the Company entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired company") in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired company The Acquired company is now a 100% subsidiary of the Company.

      The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,538.90. Theses costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

      The oil and gas properties are comprised of 4 leases totaling approximately nine hundred and thirty four (934) net mineral Acres, all located in the State of Texas, USA. 692 acres in Kaufman County, carry a 80% Net Revenue Interest, 40 acres located in the County of Wood, carry a 80% Net Revenue Interest, 122.37 acres located in the County of Henderson carry a 81.25% Net Revenue Interest and 80 acres in the County of Wichita carry a 75% Net Revenue Interest. Combined there are a total of 9 existing previously producing wells and available spacing to support the drilling of approximately 30 new wells in the 3800' to 9000' range and approximately 50 new wells in the 800' to 1,800' range. The acquisition is accounted for on a consolidated basis as follows;

                OIL AND GAS INTERESTS
                                                                     March 31,
                                                                       2010
                                                                   -------------
Chelson Property
  Acquisition cost January 28, 2010                                $    121,744
  Cost of work program                                                   15,742
                                                                   -------------
                                                                   $    137,486
                                                                   -------------
Lett Finlay Property
  Acquisition cost January 28, 2010                                $    308,708
                                                                   -------------
                                                                   $    308,708
                                                                   -------------
Lumpkin  Property
  Acquisition cost January 28, 2010                                $    111,057
                                                                   -------------
                                                                   $    111,057
                                                                   -------------
Todd Creek Property
  Acquisition cost                                                 $    298,631
  Cash call                                                              52,102
  Refund                                                                (17,022)
  Written off                                                           (50,000)
  Impairment expense                                                   (283,711)
                                                                   -------------
                                                                   $          -
                                                                   -------------
Hillsprings Property
  Acquisition cost                                                 $    207,383
  Impairment expense                                                   (207,383)
                                                                   -------------
                                                                   $          -
                                                                   -------------
Sawn Lake Property
  Farmout and option agreement                                     $    152,423
  Impairment expense                                                   (152,423)
                                                                   -------------
                                                                   $          -
                                                                   -------------
                                                                   $    557,251
                                                                   -------------

5.    SHAREHOLDERS' EQUITY

      Common Stock

      a) Effective January 28, 2010, Paradigm Oil & Gas Inc. (the "Company"), a Nevada corporation, entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired company") a Texas corporation, whereby the Company has issued 42,000,000, US$.001 Par value common shares to unrelated shareholders in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired company The Acquired company is now a 100% subsidiary of the Company.

      Prior to the Acquisition, there were 188,058 shares of the Company's Common Stock outstanding. Immediately following the Acquisition, there are 42,188,058 shares of Common Stock outstanding.

      On the effective date of the acquisition, additional paid in Capital was increased by $8,358,000. This was offset by $8,400,000 to record the basis in Intergrated Oil and Gas Solutions Inc. An expense of $633,279 was then recorded to recognize the assumption of liabilities on the acquisition.

      b) On February 2, 2010 the convertible note payable of $ 360,000 was converted into common shares at $ .04 per share. 9,000,000 shares were issued to the convertible debenture holders.

      On the effective date of the conversion, additional paid in Capital was increased by $ 1,791,000. A loss of $ 1,440,000 was then recognized to match the conversion to the book value of the convertible debenture.

      As of May 24, 2010 there were 51,188,058 common shares outstanding.

6.    NATURAL GAS AND OIL EXPLORATION RISK

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

7.    NOTE PAYABLE

      The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in note 11.

                                                                      March 31
                                                                        2010
                                                                   -------------

       1132559 Alberta Ltd                                         $     90,481
                                                                   -------------
                                                                   $     90,481
                                                                   =============

8.    CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

9.    SUBSEQUENT EVENT

      On May 6, 2010 the Company received a$ 170,000 non interest bearing loan from a shareholder.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
--------------

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

Paradigm is an exploration stage company. There is no assurance that commercially viable reserves of oil and/or gas exist on our farmin lands or that commercially viable mineral deposits exist on the claims that we have under option. Some further drilling and exploration will be required before a final evaluation as to the economic and legal feasibility of our properties can be determined.

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

Effective January 28, 2010, Paradigm Oil & Gas Inc. entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired company") a Texas corporation, whereby the Company has issued 42,000,000, US$.001 Par value common shares to unrelated shareholders in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired company . The Transaction is considered to be a reverse acquisition. The acquition date now becomes the inception date of the company. The Acquired company is now a 100% subsidiary of Paradigm.

The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,538.90. These costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business other than the acquisition mentioned above on January 28, 2010.

OUR CURRENT BUSINESS
--------------------

PETROLEUM EXPLORATION, DEVELOPMENT AND RECOVERY

Effective January 28, 2010, Paradigm Oil & Gas Inc. entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired company") a Texas corporation, whereby the Company has issued 42,000,000, US$.001 Par value common shares to unrelated shareholders in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired company The Acquired company is now a 100% subsidiary of the Company.

The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,538.90. These costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

The oil and gas properties are comprised of 4 leases totaling approximately nine hundred and thirty four (934) net mineral Acres, all located in the State of Texas, USA. 692 acres in Kaufman County, carry a 80% Net Revenue Interest, 40 acres located in the County of Wood, carry a 80% Net Revenue Interest, 122.37 acres located in the County of Henderson carry a 81.25% Net Revenue Interest and 80 acres in the County of Wichita carry a 75% Net Revenue Interest. Combined there are a total of 9 existing previously producing wells and available spacing to support the drilling of approximately 30 new wells in the 3800' to 9000' range and approximately 50 new wells in the 800' to 1,800' range.

BUSINESS PRIOR TO ACQUISITION OF JANUARY 28, 2010

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

PROPERTY ACQUIRED BY ACQUISITION OF INTERGRATED OIL AND GAS SOLUTIONS INC. JANUARY 28, 2010

The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,538.90. Theses costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

The oil and gas properties are comprised of 4 leases totaling approximately nine hundred and thirty four (934) net mineral Acres, all located in the State of Texas, USA. 692 acres in Kaufman County, carry a 80% Net Revenue Interest, 40 acres located in the County of Wood, carry a 80% Net Revenue Interest, 122.37 acres located in the County of Henderson carry a 81.25% Net Revenue Interest and 80 acres in the County of Wichita carry a 75% Net Revenue Interest. Combined there are a total of 9 existing previously producing wells and available spacing to support the drilling of approximately 30 new wells in the 3800' to 9000' range and approximately 50 new wells in the 800' to 1,800' range.

Financial Condition and Changes in Financial Condition

Consolidated Operating expenses for the period ended March 31, 2010, totaled $52,263. The Company incurred additional legal fees concerning the acquisition of Intergrated Oil and Gas Solutions inc. and related filing fees which totaled $19,058. With the addition of the operations from the acquisition and the ramping up of activity in the Company, management fees increased to total $19,418. Field supplies for the commencement of Oil field activities amounted to $2,100, maintenance $400, travel $1,278 and utilities amounted to $1,225. The remaining costs, professional fees for its accounting and audit 2,500, transfer agent fees $ 615 and interest on its notes payable $1,200 were in line and in the normal course of business. The remaining expenses relate to general and admin.

Expense on Assumption of Liabilities on Acquisition

On the effective date of the acquisition, additional paid in Capital was increased by $8,358,000. This was offset by $8,400,000 to record the basis in Intergrated Oil and Gas Solutions Inc. An expense of $633,279 was then recorded to recognize the assumption of liabilities on the acquisition.

Loss from share issue on Acquisition

On the effective date of the acquisition, additional paid in Capital was increased by $8,358,000. A loss of $9,033,279 was then recognized to match the acquisition at the book value of the Oil and Gas Interests.

Loss from share issue on debt conversion

On the effective date of the conversion, additional paid in Capital was increased by $ 1,791,000. A loss of $ 1,440,000 was then recognized to match the conversion to the book value of the convertible debenture.

Natural Gas and Oil Properties

During the quarter the 100% acquisition of Intergrated Oil and Gas Solutions Inc in return for common shares added $ 541,538.90 in capital value on a consolidated basis. An additional $ 15,742 was spent and capitalized on the newly acquired properties as part of the initiation of the work plan.

Liquidity and Capital Resources

As of the period ended March 31, 2010, we have yet to generate any revenues from our business operations.

Since inception, we have received loans or used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses, acquisitions and to repay outstanding indebtedness. Net cash provided by financing activities for the period ended March 31, 2010 was $ 54, 050, all provided by way of shareholder loans. Subsequent to March 31, 2010 an additional $ 170,000 in cash was provided by way of a shareholder loan.

As of March 31, 2010, our total assets which consist of cash and oil and gas properties amounted to $ 564,292 and our total liabilities were $ 355,654. Working capital stood at $(164,086). Subsequent to March 31, 2010 an additional $ 170,000 in cash was provided by way of a shareholder loan.

For the period ended March 31, 2010, our net loss was $2,125,542 ($0.04 per share). The loss per share was based on a weighted average of 50,462,252 common shares outstanding.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the period ended March 31, 2010 covered by this Form 10-Q, were effective

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Canadian Government Regulation and US State of Texas Regulation

The natural gas and oil industry is subject to extensive controls and regulations imposed by various levels of government. It is not expected that any of these controls or regulations will affect our operations in a manner materially different than they would affect other natural gas and oil companies of similar size.

Pricing and Marketing Natural Gas

In the United States in the State of Texas, we are focused on Oil production. Oil is sold to refineries at spot prices. In Canada, the price of natural gas sold in interprovincial and international trade is determined by negotiation between buyers and sellers. Natural gas exported from Canada is subject to regulation by the NEB and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts continue to meet certain criteria prescribed by the NEB and the Government of Canada. Natural gas exports for a term of less than two years or for a term of two to 20 years (in quantities of not more than 30,000 m3/day), must be made pursuant to an NEB order. Any natural gas export to be made pursuant to a contract of longer duration (to a maximum of 25 years) or a larger quantity requires an exporter to obtain an export license from the NEB and the issue of such a license requires the approval of the Governor in Council.

The government of Alberta also regulates the volume of natural gas that may be removed from the province for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Royalties and Incentives

In Canada in addition to federal regulation, each province has legislation and regulations that govern land tenure, royalties, production rates, environmental protection and other matters. The royalty regime is a significant factor in the profitability of natural gas and oil production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the petroleum product produced. In the United States in the State of Texas, mineral rights owners usually have a royalty paid to them which range from 5-25% of net revenue.

Land Tenure

Crude natural gas and oil located in the western provinces is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce natural gas and oil pursuant to leases, licenses and permits for varying terms from two years and on conditions set forth in provincial legislation including requirements to perform specific work or make payments. Natural gas and oil located in such provinces can also be privately owned and rights to explore for and produce such natural gas and oil are granted by lease on such terms and conditions as may be negotiated. In the United States in the State of Texas, mineral owners sell and lease those rights to Operators who provide the infrastructure and support to develop and produce from the property. Leases usually remain in effect as long as work is being performed on the property or they are held by production.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The 42,000,000 shares issued for the acquisition of Intergrated Oil and Gas Solutions Inc., were unregistered and are therefore issued as restricted shares.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

     Exhibit Number      Exhibit Title

         31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Paradigm Oil & Gas, Inc.

                                              By  /s/ Marc Juliar
                                              -----------------------
                                              David Roff
                                              President and Chief
                                              Executive Officer

Date: May 24, 2010                            By: /s/ Brian Kennedy
                                              -----------------------
                                              Brian Kennedy
                                              Chief Financial Officer

--------------------------------------------------------------------------------