Form 10-Q
period 2010-06-30
Paradigm Oil & Gas, Inc.
filed 2010-08-16
CIK 1191354

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------


 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter year ended June 30, 2010

[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

               Nevada                                         33-1037546
   --------------------------------                       --------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

               123 E. Market St                                 75147
    Mabank, Texas, United States of America
   ----------------------------------------                   ---------
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


  Large accelerated filer                          Accelerated filer

  Non-accelerated  (Do not check if a smaller      Smaller reporting company [X]
  reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes No [X]

The Company's stock is traded on the OTC-BB. As of August 15, 2010, there were 23,888,058 shares of stock held by non-affiliates. As of August 15, 2010, 51,188,058 shares of the common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                   Index to Consolidated Financial Statements


                                                                         Page
                                                                         ----


Consolidated Balance Sheets at June 30, 2010
  and January 28, 2010.............................................       F-2

Consolidated Statements of Operations for the
  three months and Period ended, June 30, 2010
  and from January 28, 2010 (inception) through
  June 30, 2010....................................................       F-3

Consolidated Statements of Comprehensive Income
  (Loss) for the three months and Period ended
  June 30, 2010 and from January 28, 2010
  (inception) through June 30, 2010................................       F-4

Consolidated Statement of Changes in
  Shareholders' Equity from January 28, 2010,
  (inception) through June 30, 2010................................       F-5

Consolidated Statements of Cash Flows for
  the period ended June 30, 2010
  and from January 28, 2010 (inception)
  through June 30, 2010............................................       F-6

Notes to Consolidated Financial Statements.........................       F-7

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Consolidated Balance Sheets
                       June 30, 2010 and January 28, 2010


                                                   June 30,        January 28,
                                                    2010              2010
                                               --------------   ----------------
                                                (unaudited)        (unaudited)
                 Assets

Cash                                           $      126,710   $            --
Employee advances                                       3,087                --
Prepaid field services                                 25,050                --
Inventory                                               6,258                --
                                               --------------   ----------------

        Total current assets                          161,105                --
                                               --------------   ----------------

Furniture and fixtures                                  1,178                --
Production equipment                                  105,183                --
Natural gas and oil properties
Unproved properties                                   601,566           541,539
                                               --------------   ----------------
                                                      707,927           541,539
                                               --------------   ----------------

        Total assets                           $      869,032   $       541,539
                                               ==============   ================

    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities     $      154,680   $            --
  Convertible note payable                            494,918                --
  Shareholder loans                                    69,546                --
  Note payable                                         87,524                --
                                               --------------   ----------------
        Total current Liabilities                     806,668                --
                                               --------------   ----------------

        Total liabilities                             806,668                --
                                               --------------   ----------------

Shareholders' equity:
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, none
    issued or outstanding                                  --                --
  Common stock, $.001 par value; 300,000,000
    shares authorized, 51,188,058 and
    188,058  shares issued and outstanding             51,188               188
  Additional paid-in capital                        2,290,351           541,351
  Accumulated deficit during the
    exploration stage                              (2,283,047)               --
  Accumulated comprehensive income                      3,872                --
                                               --------------   ----------------

        Total shareholders' equity                     62,364           541,539
                                               --------------   ----------------

                                               $      869,032   $       541,539
                                               ==============   ================




   The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Operations
              For the Three months and period ended June 30, 2010
                     and from January 28, 2010 (inception)
                             through June 30, 2010


                                                                  January 28,
                                                                     2010
                              Three Months                        (Inception)
                                 Ended          Period Ended        Through
                                June 30,          June 30,          June 30,
                                  2010              2010             2010
                             ---------------   --------------   ----------------

Field Operation Expenses:
  Field Supplies             $         6,683   $        8,783   $         8,783
  Labor                               30,041           30,041            30,041
  Lease costs                         13,613           13,613            13,613
  Maintenance                              -              400               400
  Natural gas and oil
    exploration costs                    240              692               692
  Utilities                            5,571            5,571             5,571
                             ---------------   --------------   ----------------
        Total Field
        Operation Expenses            56,148           59,100            59,100
                             ---------------   --------------   ----------------

General Expenses:
  Accounting and Audit                12,845           15,345            15,345
  Advertising and Promotion            6,698            6,956             6,956
  Insurance                              782              782               782
  Legal fees                          30,692           49,750            49,750
  Management Fees                     26,847           46,265            46,265
  Meals and Entertainment              1,386            1,496             1,496
  Office                               4,943            5,677             5,677
  Professional and
    consulting fees                    4,921            4,958             4,958
  Telephone                            3,722            4,900             4,900
  Transfer Agent Fees                  1,494            2,109             2,109
  Travel                               7,517            8,795             8,795
  Interest                             1,145            2,345             2,345
  Utilities                               65            1,290             1,290
  Foreign Exchange Loss
   (Income)                           (1,700)              --                --
                             ---------------   --------------   ----------------
        Total expenses               101,357          150,668           150,668
                             ---------------   --------------   ----------------

        Loss from operations        (157,505)        (209,768)         (209,768)

  Other income (expense):
    Assumption of Liabilities
      in acquisition                      --         (633,279)         (633,279)
    Loss from shares issued
      on debt conversion                  --       (1,440,000)       (1,440,000)
                             ---------------   --------------   ----------------
        Net loss             $      (157,505)  $   (2,283,047)  $    (2,283,047)
                             ===============   ==============   ================

Basic and diluted loss
  per share                  $         (0.00)  $        (0.05)
                             ===============   ==============

Basic and diluted
  weighted average common
  shares outstanding              51,188,058       50,492,112
                             ===============   ==============



   The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
             Consolidated Statements of Comprehensive Income (Loss)
              For the three months and period ended June 30, 2010
                     and from January 28, 2010 (inception)
                             through June 30, 2010



                                                                  January 28,
                                                                     2010
                              Three Months                        (Inception)
                                 Ended          Period Ended        Through
                                June 30,          June 30,          June 30,
                                  2010              2010             2010
                             ---------------   --------------   ----------------


Loss for the period          $      (157,505)  $   (2,283,047)  $    (2,283,047)

Other Comprehensive
  Income (Loss)
    Foreign currency
      translation
      adjustments                     11,230            3,872             3,872
                             ---------------   --------------   ----------------

Comprehensive Income (Loss)  $      (146,275)  $   (2,279,175)  $    (2,279,175)
                             ===============   ==============   ================



   The accompanying notes are an integral part of these financial statements.


                                                     PARADIGM OIL AND GAS, INC.
                                                   (An Exploration Stage Company)
                                     Consolidated Statement of Changes in Shareholders' Equity
                                                 For the period ended June 30, 2010



                                                               Additional                            Other
                                   Common Stock                 Paid-In          Accumulated      Comprehensive
                               Shares         Par Value         Capital            Deficit           Income             Total
                           --------------   --------------   ---------------   ---------------   ---------------   -----------------
Balance at January 28,
 2010 (inception)                188,058   $          188   $       541,351   $             --   $            --   $        541,539

  Issuance of common stock
    for acquisition            42,000,000           42,000         8,358,000                --                --          8,400,000

  Adjustment to record
    basis in Intergrated
    Oil and Gas Solutions
    Inc.                               --               --        (8,400,000)               --                --         (8,400,000)
                           --------------   --------------   ---------------   ---------------   ---------------   -----------------

  Balance at January 28,
    2010 after reverse
    acquisition                42,188,058           42,188           499,351                --                --            541,539

  Common stock issued
    February 2 on
    conversion of debt          9,000,000            9,000         1,791,000                --                --          1,800,000


  Net loss                             --               --                --        (2,283,047)               --         (2,283,047)
  Foreign currency
   translation adjustment              --               --                --                --             3,872              3,872
                           --------------   --------------   ---------------   ---------------   ---------------   -----------------

Balance at June 30, 2010       51,188,058   $       51,188   $     2,290,351   $    (2,283,047)  $         3,872   $         62,364
                           ==============   ==============   ===============   ===============   ===============   =================



                             The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Cash Flows
                       For the period ended June 30, 2010
                     and from January 28, 2010 (inception)
                             through June 30, 2010

                                                                   January 28,
                                                                      2010
                                                                   (Inception)
                                                Period Ended         Through
                                                  June 30,           June 30,
                                                   2010               2010
                                               --------------   ----------------

Cash flows from operating activities:
  Net loss                                     $   (2,283,047)  $    (2,283,047)
  Adjustments to reconcile net loss
    to net cash used
    in operating activities:
     Non-cash interest                                  2,345             2,345
     Loss on Acquisition                              633,279           633,279
     Loss from extinguishment on debt
       conversion                                   1,440,000         1,440,000
                                               --------------   ----------------
                                                     (207,423)         (207,423)

  Changes in operating assets and
    liabilities:
      Employee advances                                (3,087)           (3,087)
      Prepaid field services                          (25,050)          (25,050)
      Inventory                                        (6,258)           (6,258)
      Accounts payable and accrued expenses            10,356            10,356
        Net cash used in
        operating activities                         (231,462)         (231,462)
                                               --------------   ----------------

Cash flows from (used in) investing
  activities:
   Furniture and fixtures                              (1,178)           (1,178)
   Production equipment                              (105,183)         (105,183)
   Expenditures made on oil and gas
     properties                                       (60,027)          (60,027)
                                               --------------   ----------------

        Net cash used in
        investing activities                         (166,388)         (166,388)
                                               --------------   ----------------

Cash flows from financing activities:
  Proceeds from convertible note payable              494,918           494,918
  Proceeds from shareholder loan                       29,521            29,521
  Cash acquired in acquisition                            121               121
                                               --------------   ----------------
        Net cash provided by
        financing activities                          524,560           524,560
                                               --------------   ----------------

        Net change in cash                            126,710           126,710

Cash, beginning of period                                  --                --
                                               --------------   ----------------

Cash, end of period                            $      126,710   $       126,710
                                               ==============   ================

Supplemental disclosure of cash flow
 information:
   Foreign currency translation of
      liabilities                              $        3,872   $         3,872
   Assumption of accounts payable in
      acquisition                              $      147,510   $       147,510
   Assumption of note payable, Shareholder
      in acquisition                           $       40,025   $        40,025
   Assumption of note payable in acquisition   $       85,864   $        85,864
   Assumption of convertible debt in
      acquisition                              $      360,000   $       360,000
   Issuance of common stock for convertible
      debt                                     $     (360,000)  $      (360,000)



   The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the period ended June 30, 2010
                     and from January 28, 2010 (inception)
                             through June 30, 2010


1.    UNAUDITED INFORMATION

      The consolidated balance sheet of Paradigm Oil & Gas, Inc. (the "Company") as of June 30, 2010, and as of January 28, 2010 Inception and the consolidated statements of operations for the period ended June, 2010 and from January 28, 2010 Inception to June 30, 2010 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2010, and the results of operations for the period ended June 30, 2010.

      Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's financial statements as filed on Form 10-K for the year ended December 31, 2009.

2.    REVERSE MERGER OF INTERGRATED OIL AND GAS SOLUTIONS INC.

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

      The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The total purchase price to acquire these assets amounted to $541,539. These costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

3.    OIL AND GAS INTERESTS

      On January 28, 2010, the Company entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired company") in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired company. The Acquired company is now a 100% subsidiary of the Company.

      The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,539. Theses costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

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

      On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease has 9 previously producing wells and have spacing over a total of 60 acres to support the potential of 17 new wells to depths of up to 2000 feet. The Corsicana lease is located in Navarro County, Texas.

      On June 30, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $17,977 for a 100% working interest in the 81% Net Revenue Interest. Combined the 2 leases have 5 previously producing wells and have spacing over a total of 154 acres to support the potential of 37 new wells to depths of up to 2000 feet. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

      The Oil and Gas Interests are accounted for on a consolidated basis as follows;

                                                                  June 30, 2010
                                                                ----------------
    Chilson Property
             Acquisition cost January 28, 2010                  $       121,774
             Cost of work program                                        21,350
                                                                ----------------
                                                                $       143,124
                                                                ----------------
    Lett Finlay Property
             Acquisition cost January 28, 2010                  $       308,708
                                                                ----------------
                                                                $       308,708
                                                                ----------------
    Lumpkin Property
             Acquisition cost January 28, 2010                  $       111,057
                                                                ----------------
                                                                $       111,057
                                                                ----------------
    Chilson B
             Acquisition cost June 30, 2010                     $        17,977
                                                                ----------------
                                                                $        17,977
                                                                ----------------
    Corsicana
             Acquisition cost June 22, 2010                     $        20,700
                                                               ----------------
                                                                $        20,700
                                                                ----------------
    Todd Creek Property
             Acquisition cost                                   $       298,631
             Cash call                                                   52,102
             Refund                                                     (17,022)
             Written off                                                (50,000)
             Impairment expense                                        (283,711)
                                                                ----------------
                                                                $             -
                                                                ----------------
    Hillsprings Property
             Acquisition cost                                   $       207,383
             Impairment expense                                        (207,383)
                                                                ----------------
                                                                $             -
                                                                ----------------

    Sawn Lake Property
    Farmout and option agreement                                $       152,423
    Impairment expense                                                 (152,423)
                                                                ----------------
                                                                $             -
                                                                ----------------
    Total Oil and Gas Interests                                 $       601,566
                                                                ================

4.    SUBSIDIARY FORMED: PARADIGM INTEGRATED TECHNOLOGY SOLUTIONS INC.

      On May 20, 2010 the Company formed Paradigm Integrated Technology Solutions Inc., as a wholly owned subsidiary to conduct business related to technologies that enhance secondary oil recovery.

5.    PRODUCTION EQUIPMENT

      On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how for a fee of $250,000. $50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system. To date the Company has paid $105,183. A further $44,817 is due on delivery. The remaining $100,000 is paid in $10,000 increments above the purchase price of the system, each time an additional system is delivered up to a total of 10 additional systems.

6.    CONVERTIBLE NOTE PAYABLE

      The Company received a series of fundings through out the 2nd quarter totaling $494,918 by way of a Convertible note. The note is Convertible to Common Shares at the Company's option at a price to be negotiated by September 30, 2010. Up to September 30, 2010 the note is interest free. If the note is not converted by September 30, 2010, the note begins to accumulate interest at an annual rate of 12%. Subsequent to June 30, 2010, the Company received a further $240,000 in Note funding.

7.    SHAREHOLDERS' EQUITY

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

      On the effective date of the acquisition, additional paid in Capital was increased by $8,358,000. This was adjusted by $8,400,000 to record the basis in Intergrated Oil and Gas Solutions Inc. An Expense of $633,279 was then recorded to recognize the assumption of Paradigms' liabilities assumed at the time of the acquisition.

      b) On February 2, 2010 the convertible note payable of $360,000 was converted into common shares at $.04 per share. 9,000,000 shares were issued to the convertible debenture holders.

      On the effective date of the conversion, additional paid in capital was increased by $1,791,000. A loss of $1,440,000 was then recognized to match the conversion to the book value of the convertible debenture.

      As of August 14, 2010 there were 51,188,058 common shares outstanding.

8.    RELATED PARTY TRANSACTIONS

      Shareholders of the company have loans outstanding to the Company of $69,546 at June 30, 2010. The loans are interest free and have no formal terms of repayment.

9.    NATURAL GAS AND OIL EXPLORATION RISK

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

10.   NOTE PAYABLE

      The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in note 11 of the December 31, 2009 financial statements.

                                                                    June 30
                                                                     2010
                                                                ----------------

       1132559 Alberta Ltd                                      $        87,524
                                                                ----------------
                                                                $        87,524
                                                                ================

11.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

12.   SUBSEQUENT EVENT

      On July 21, 2010 the Company received a further $240,000 as a convertible note payable. See note 6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

Paradigm is an exploration stage company. There is no assurance that commercially viable reserves of oil and/or gas exist on our farming lands or that commercially viable mineral deposits exist on the claims that we have under option. Some further drilling and exploration will be required before a final evaluation as to the economic and legal feasibility of our properties can be determined.

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

Effective January 28, 2010, Paradigm Oil & Gas Inc. entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired company") a Texas corporation, whereby the Company has issued 42,000,000, US$.001 Par value common shares to unrelated shareholders in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired company . The Transaction is considered to be a reverse acquisition. The acquisition date now becomes the inception date of the company. The Acquired company is now a 100% subsidiary of Paradigm.

The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,539. These costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

On May 20, 2010 the Company formed Paradigm Integrated Technology Solutions Inc., as a wholly owned subsidiary to conduct business related to technologies that enhance secondary oil recovery.

On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how for a fee of $250,000.

On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease is located in Navarro County, Texas.

On June 30, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $17,977 for a 100% working interest in the 81% Net Revenue Interest. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

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

On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease has 9 previously producing wells and have spacing over a total of 60 acres to support the potential of 17 new wells to depths of up to 2000 feet. The Corsicana lease is located in Navarro County, Texas.

On June 25, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $17,977 for a 100% working interest in the 81% Net Revenue Interest. Combined the 2 leases have 5 previously producing wells and have spacing over a total of 154 acres to support the potential of 37 new wells to depths of up to 2000 feet. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

On May 20, 2010 the Company formed Paradigm Integrated Technology Solutions Inc., as a wholly owned subsidiary to conduct business related to technologies that enhance secondary oil recovery. On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how for a fee of $250,000. $50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system. To date the Company has paid $105,183. A further $44,817 is due on delivery. The remaining $100,000 is paid in $10,000 increments above the purchase price of the system, each time an additional system is delivered up to a total of 10 additional systems.

The Transportable Enhanced Oil Recovery Platform is a portable production system than can be easily and economically moved from well to well and quickly installed to remove Oil from the existing well bore. This allows for quick Oil recovery without the time and expense currently required to implement the infrastructure need to produce Oil today. By utilizing this system, wells can be produced from immediately and monitored as to flow rates to determine which wells are suitable for making additional investment for a more permanent operational infrastructure. The company plans utilize this technology on it's existing properties and then introduce this technology to the market place.

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

PROPERTY ACQUIRED BY ACQUISITION OF INTERGRATED OIL AND GAS SOLUTIONS INC. JANUARY 28, 2010

The Acquired company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,539. Theses costs have been capitalized on the acquired company's books at cost as Oil and Gas Properties Under Lease.

The oil and gas properties are comprised of 4 leases totaling approximately nine hundred and thirty four (934) net mineral Acres, all located in the State of Texas, USA. And are summarized as follows;

Chelson Property, 80 acres in the County of Wichita carry a 87.5% Net Revenue Interest. There are 7 existing wells on the property that have previously produced. Approximately 69 new wells can be drilled to depths that vary between 800 to 5,000 feet.

Lett Finley Property, Consists of 2 leases-40 acres located in the County of Wood, carry a 75% Net Revenue Interest, and 122.37 acres located in the County of Henderson carry a 81.25% Net Revenue Interest There are 2 existing wells on the properties that have previously produced. 2 new offset wells can be drilled to 9,500 feet and another 7 infield wells can be drilled.

Lumpkin Property 692 acres in Kaufman County, carry a 80% Net Revenue Interest. This lease is considered an exploration field with existing production nearby. 17 new wells can be drilled to 9,000 feet.

On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease has 9 previously producing wells and have spacing over a total of 60 acres to support the potential of 17 new wells to depths of up to 2000 feet. The Corsicana lease is located in Navarro County, Texas.

On June 30, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $17,977 for a 100% working interest in the 81% Net Revenue Interest. Combined the 2 leases have 5 previously producing wells and have spacing over a total of 154 acres to support the potential of 37 new wells to depths of up to 2000 feet. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of oil and gas in the period ended June 30, 2010.

Consolidated Operating expenses for the quarter ended June 30, 2010 amounted to $157,505 and were $209,768 for the year to date period ended June 30, 2010. The increase in expenses is attributable to the increased activity the Company experienced due to their newly acquired properties through the reverse merger of Intergrated Oil and Gas Solutions Inc effective January 28, 2010.

During the quarter the work program was ramped up on the properties. Field supplies were $6,683, labor $30,041, lease maintenance and work costs $13,613 and utility costs to bring power to the properties amounted to $5,571, for a total of $56,148 classified as field operation expenses.

With the increased activity, general expenses increased to $101,357. The more significant items consisted of;

an increase of accounting and audit costs amounting to $12,845 associated with the reverse merger and increase activity,

Advertising and promotion amounted to $6,698 for the web page redesign and press release activity,

Legal fees increased to 30,692 which were due to legal work on agreements, lease title searches and new lease acquisitions, reporting requirements and general legal and corporate affairs,

Management fees were $26,847 which is reflected of the growth in the management team,

Travel was $7,517 to support the financing activity and business development.

General office costs were $4,943 and consulting fees amounted to $4,921,

Transfer agent and filing fees were $1,494 and Interest on the note payable amounted to $1,145 which is consistent with terms of the note.

Other Expense Items;

Expense on Assumption of Liabilities on Acquisition

On a year to date basis there was an expense on assumption of liabilities on acquisition which was booked in the period ended March 31, 2010.

On the effective date of the acquisition, additional paid in capital was increased by $8,358,000. This was offset by $8,400,000 to record the basis in Intergrated Oil and Gas Solutions Inc. An expense of $633,279 was then recorded to recognize the assumption of liabilities on the acquisition.

Loss from share issue on debt conversion

On the effective date of the conversion, additional paid in Capital was increased by $1,791,000. A loss of $1,440,000 was then recognized to match the conversion to the book value of the convertible debenture.

These charges were booked in the period ended March 31, 2010, there were no other income or expense charges for the 3 months ended June 30,2010.

Other Current Assets

Advances of $3,087 were made to contractors and employees to pay for certain expenses. Prepaid field services amounted to $25,050 as amounts were required to be prepaid to various contractors who will be performing the work programs.

With the purchase of one of the leases, there was existing Oil in the storage tank on the lease which amounted to $6,258 which has been accounted for as stored Oil.

Production Equipment

During the quarter the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how for a fee of $250,000. $50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system. To date the Company has paid $105,183 which has been capitalized as production equipment. A further $44,817 is due on delivery. The remaining $100,000 is paid in $10,000 increments above the purchase price of the system, each time an additional system is delivered up to a total of 10 additional systems.

Natural Gas and Oil Properties

During the quarter the Company purchased three additional leases.

On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $20,700 for a 50% working interest in the 80% Net Revenue Interest.

On June 30, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $17,977 for a 100% working interest in the 81% Net Revenue Interest.

An additional $5,608 was spent on the Chilson property as it is being prepared for the implementation of the Transportable Enhanced Oil Recovery Platform.

These costs were capitalized bringing the total cost for Natural gas and Oil properties to $601,566.

Liquidity and Capital Resources

As of the period ended June 30, 2010, we have yet to generate any revenues from our business operations.

Since inception, we have received loans or used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses, acquisitions and to repay outstanding indebtedness. Net cash provided by financing activities for the period ended June 30, 2010 was $524,560, all provided by way of a convertible note payable and $29,521 was provided by way of shareholder loans. Subsequent to June 30, 2010 an additional $240,000 in cash was provided as an additional amount under the convertible note payable.

As of June 30, 2010, our total assets which consist of cash, advances, prepaids, stored oil, furniture, Production equipment and oil and gas properties amounted to $869,032 and our total liabilities were $806,668 from which $494,918 consists of a convertible note payable which management expects to convert to common shares before the end of the third quarter ending September 30, 2010.

Working capital stood at $(150,645) with the removal of the convertible note payable. Subsequent to June 30, 2010 an additional $240,000 in cash was provided as an additional amount under the convertible note payable.

For the quarter ended June 30, 2010 our net loss was $157,505 ($0.003) per share. For the period ended June 30, 2010, our net loss was $2,283,047, ($0.05) per share. The loss per share was based on a weighted average of 50,492,112 common shares outstanding.

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

tem 1A.  Risk Factors

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

                                     Paradigm Oil & Gas, Inc.

                                     By: /s/ Ron Polli
                                         -------------------------------------
                                         President and Chief Executive Officer

Date: August 16, 2010                By: /s/ Brian Kennedy
                                         -------------------------------------
                                         Brian Kennedy
                                         Chief Financial Officer

--------------------------------------------------------------------------------