Form 10-Q
period 2010-09-30
Paradigm Oil & Gas, Inc.
filed 2010-11-15
CIK 1191354

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarter year ended September 30, 2010

[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                 For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                    Nevada                                      33-1037546
------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                              Identification No.)

               123 E. Market St                                      75147
    Mabank,Texas, United States of America
------------------------------------------------          ---------------------
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


          Large accelerated filer                             Accelerated filer

          Non-accelerated  (Do not check          Smaller reporting company [X]
          if a smaller reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes No [X]

The Company's stock is traded on the OTC-BB. As of November 15, 2010, there were 23,888,058 shares of stock held by non-affiliates. As of November 15, 2010, 53,287,826 shares of the common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------
                                                                          Page
                                                                         ------

Consolidated Balance Sheets at September 30, 2010
  and January 28, 2010.............................................       F-2

Consolidated Statements of Operations for the three months and period ended, September 30, 2010 and from January 28, 2010
  (inception) through September 30, 2010..........................        F-3

Consolidated Statements of Comprehensive Income (Loss)
  for the three months and period ended September 30, 2010
  and from January 28, 2010 (inception) through September 30,
  2010.............................................................       F-4

Consolidated Statement of Changes in Shareholders'
  Equity from January 28, 2010, (inception) through
  September 30, 2010...............................................       F-5

Consolidated Statements of Cash Flows for the period
  ended September 30, 2010 and from January 28, 2010
  (inception) through September 30, 2010...........................       F-6

Notes to Consolidated Financial Statements.........................       F-7

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Consolidated Balance Sheets
                             September 30, 2010 and
                                January 28, 2010


                                                   September 30,    January 28,
                                                        2010           2010
                                                   -------------   -------------
                                                    (unaudited)     (unaudited)
                    Assets
Cash                                               $      80,104   $         --
Employee advances                                          7,217             --
Prepaid field services                                    77,550             --
Inventory                                                  6,258             --
                                                   -------------   -------------

          Total current assets                           171,129             --
                                                   -------------   -------------

Furniture and fixtures, net of $1,747 in
  accumulated depreciation                                21,550             --
Production equipment (Note 6)                            161,471             --
Natural gas and oil properties
  Unproved properties (Note 3)                           601,566        541,539
                                                   -------------   -------------
                                                         784,587        541,539
                                                   -------------   -------------

          Total assets                             $    955,716    $    541,539
                                                   =============   =============

        Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities         $     161,411   $         --
  Shareholder loans                                       69,546             --
  Note payable                                            91,492             --
                                                   -------------   -------------
          Total current Liabilities                      322,449             --
                                                   -------------   -------------

          Total liabilities                              322,449             --
                                                   -------------   -------------

Shareholders' equity:
  Preferred stock, $.001 par value,
    10,000,000 shares authorized, none issued
    or outstanding                                           --              --
  Common stock, $.001 par value; 300,000,000
    shares authorized, 53,287,826 and 188,058
    shares issued and outstanding                         53,288            188
  Additional paid-in capital                           2,981,174        541,351
  Accumulated deficit during the exploration
    stage                                             (2,394,968)            --
  Accumulated comprehensive income                        (6,227)            --
                                                   -------------   -------------

          Total shareholders' equity                     633,267        541,539
                                                   -------------   -------------

                                                   $     955,716   $    541,539
                                                   =============   =============


   The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Operations
            For the Three Months and Period ended September 30, 2010
                  and from January 28, 2010 (inception) through
                               September 30, 2010

                                                                    January 28,
                                                                       2010
                                                   Three Months     (Inception)
                                                       Ended          Through
                                                   September 30,   September 30,
                                                       2010            2010
                                                   -------------   -------------

Field Operation Expenses:
  Field Supplies                                   $           -   $      8,783
  Labor                                                   58,173         88,214
  Lease costs                                              2,544         16,157
  Maintenance                                                  -            400
  Natural gas and oil exploration costs                      324          1,016
  Utilities                                                    -          5,571
                                                   -------------   -------------
          Total Field Operation Expenses                  61,041        120,141
                                                   -------------   -------------

General Expenses:
  Accounting and Audit                                    23,150         38,495
  Advertising and Promotion                                  139          7,095
  Depreciation                                             1,747          1,747
  Insurance                                                    -            782
  Legal fees                                               1,224         50,975
  Management Fees                                         27,708         73,973
  Meals and Entertainment                                  1,189          2,685
  Office                                                   3,382          9,058
  Professional and consulting fees                        25,000         29,958
  Telephone                                                3,668          8,568
  Transfer Agent Fees                                      2,627          4,736
  Travel                                                   1,870         10,664
  Interest                                                 1,173          3,517
  Utilities                                                    -          1,290
                                                   -------------   -------------
          Total expenses                                  92,877        243,543
                                                   -------------   -------------

          Loss from operations                          (153,918)      (363,684)

          Other income (expense):
             Assumption of Liabilities
               in acquisition                                 --       (633,279)
             Gain/(Loss) from shares issued
               on debt conversion                         41,995     (1,398,005)
                                                   -------------   -------------
          Net loss                                 $    (111,923)  $ (2,394,968)
                                                   =============   =============

Basic and diluted loss per share                   $       (0.00)         (0.05)
                                                   =============   =============
Basic and diluted weighted average
    common shares outstanding                         51,188,058     45,956,889
                                                   =============   =============


   The accompanying notes are an integral part of these financial statements.

                           PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
             Consolidated Statements of Comprehensive Income (Loss)
            For the Three Months and Period ended September 30, 2010
                 and from January 28, 2010 (inception) through
                               September 30, 2010

                                                                    January 28,
                                                                       2010
                                                   Three Months     (Inception)
                                                        Ended         Through
                                                   September 30,   September 30,
                                                        2010            2010
                                                   -------------   -------------

Loss for the period                                $    (111,923)  $ (2,394,968)

Other Comprehensive Income (Loss)
  Foreign currency translation adjustments               (10,098)        (6,227)
                                                   -------------   -------------

Comprehensive Income (Loss)                        $    (122,021)  $ (2,401,195)
                                                   =============   =============




   The accompanying notes are an integral part of these financial statements.


                                                   PARADIGM OIL AND GAS, INC.
                                                 (An Exploration Stage Company)
                                   Consolidated Statements of Changes in Shareholders' Equity
                                             For the period ended September 30, 2010



                                                                     Additional                        Other
                                           Common Stock               Paid-In       Accumulated    Comprehensive
                                       Shares          Par Value      Capital         Deficit          Income           Total
                                  --------------   -------------   -------------   -------------   --------------   -------------
Balance at January 28, 2010
  (inception)                            188,058   $         188   $     541,351   $          --   $           --   $    541,539

   Issuance of common stock
     for acquisition                  42,000,000          42,000       8,358,000              --               --      8,400,000

   Adjustment to record basis in
     Intergrated Oil and Gas
     Solutions Inc.                           --              --      (8,400,000)             --               --     (8,400,000)
                                  --------------   -------------   -------------   -------------   --------------   -------------

   Balance at January 28, 2010
     after reverse acquisition        42,188,058          42,188         499,351              --               --        541,539

   Common stock issued February 2
     on conversion of debt             9,000,000           9,000       1,791,000              --               --      1,800,000

   Common stock issued
     September 28 on
     conversion of debt                2,099,768           2,100         690,823              --               --        692,923

   Net loss                                   --              --              --      (2,394,968)              --     (2,394,968)
   Foreign currency translation
     adjustment                               --              --              --              --           (6,227)        (6,227)
                                  --------------   -------------   -------------   -------------   --------------   -------------

Balance at September 30, 2010         53,287,826   $      53,288   $   2,981,174   $  (2,394,968)  $       (6,227)  $    633,267
                                  ==============   =============   =============   =============   ==============   =============


                           The accompanying notes are an integral part of these financial statements.


                                                               F-5

                           PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
                     Consolidated Statements of Cash Flows
                    For the Period ended September 30, 2010
                     and from January 28, 2010 (inception)
                           through September 30, 2010

                                                                    January 28,
                                                                       2010
                                                                    (Inception)
                                                                      Through
                                                                   September 30,
                                                                       2010
                                                                   -------------

Cash flows from operating activities:
  Net loss                                                         $ (2,394,968)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                                        1,747
      Foreign Exchange                                                   (4,116)
      Non-cash interest                                                   3,517
      Assumption of Liabilities in acquisition                          633,279
      Loss from extinguishment on debt conversion                     1,440,000
      (Gain) on conversion of note                                      (41,995)
                                                                   -------------
                                                                       (362,536)

  Changes in operating assets and liabilities:
  Employee advances                                                      (7,217)
  Prepaid field services                                                (77,550)
  Inventory                                                              (6,258)
  Accounts payable and accrued expenses                                  13,901

          Net cash used in
          operating activities                                         (439,660)
                                                                   -------------

Cash flows from (used in) investing activities:
  Furniture and fixtures                                                (23,298)
  Production equipment                                                 (161,471)
  Expenditures made on oil and gas properties                           (60,027)
                                                                   -------------
          Net cash used in
          investing activities                                         (244,796)
                                                                   -------------

Cash flows from financing activities:
  Proceeds from convertible note payable                                734,918
  Proceeds from shareholder loan                                         29,521
  Cash acquired in acquisition                                              121
                                                                   -------------
          Net cash provided by
          financing activities                                          764,560
                                                                   -------------

          Net change in cash                                             80,104

Cash, beginning of period                                                    --
                                                                   -------------

Cash, end of period                                                $     80,104
                                                                   =============

Supplemental disclosure of cash flow information:
  Foreign currency translation of liabilities                      $     (6,227)
  Assumption of accounts payable in acquisition                    $    147,510
  Assumption of note payable, Shareholder in acquisition           $     40,025
  Assumption of note payable in acquisition                        $     85,864
  Assumption of convertible debt in acquisition                    $    360,000
  Issuance of common stock for convertible debt                    $ (1,094,918)



   The accompanying notes are an integral part of these financial statements.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the period ended September 30, 2010 and
                   from January 28, 2010 (inception) through
                               September 30, 2010



1.    UNAUDITED INFORMATION

      The consolidated balance sheet of Paradigm Oil & Gas, Inc. (the "Company") as of September 30, 2010, and as of January 28, 2010 (Inception) and the consolidated statements of operations for the period ended September 30, 2010 and from January 28, 2010 (Inception) to September 30, 2010 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2010, and the results of operations for the period ended September 30, 2010.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      During the period ended September 30, 2010, there were several new accounting pronouncements issued by the Financial Accounting Standards Board
(FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

3.    REVERSE MERGER OF INTERGRATED OIL AND GAS SOLUTIONS INC.

      On January 28, 2010, the Company entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired Company") in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired Company.

      Paradigm issued 42,000,000 of its $.001 par value shares common shares representing 82% of the fully-diluted shares of the Company in exchange for 100% of the Acquired Company's outstanding shares. The Acquired Company is now a 100% subsidiary of the Company.

      The Acquired Company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The total purchase price to acquire these assets amounted to $541,539. These costs have been capitalized on the Acquired Company's books at cost as Natural gas and oil properties, Unproved properties.

4.    OIL AND GAS INTERESTS

      On January 28, 2010, the Company entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired Company") in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired Company. The Acquired Company is now a 100% subsidiary of the Company.

      The Acquired Company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,539. Theses costs have been capitalized on the acquired company's books at cost as Natural gas and oil properties, Unproved properties.

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

                                                                   September 30,
                                                                        2010
                                                                   -------------
Chilson Property
  Acquisition cost January 28, 2010                                $    121,774
  Cost of work program                                                   21,350
                                                                   -------------
                                                                   $     143,124
                                                                   -------------
Lett Finlay Property
  Acquisition cost January 28, 2010                                $    308,708
                                                                   -------------
                                                                   $    308,708
                                                                   -------------
Lumpkin  Property
  Acquisition cost January 28, 2010                                $    111,057
                                                                   -------------
                                                                   $    111,057
                                                                   -------------
Chilson B
  Acquisition cost June 30, 2010                                   $     17,977
                                                                   -------------
                                                                   $     17,977
                                                                   -------------
Corsicana
  Acquisition cost June 22, 2010                                   $     20,700
                                                                   -------------
                                                                   $     20,700
                                                                   -------------
Todd Creek Property
  Acquisition cost                                                 $    298,631
  Cash call                                                              52,102
  Refund                                                                (17,022)
  Written off                                                           (50,000)
  Impairment expense                                                   (283,711)
                                                                   -------------
                                                                   $          -
                                                                   -------------
Hillsprings Property
  Acquisition cost                                                 $    207,383
  Impairment expense                                                   (207,383)
                                                                   -------------
                                                                   $          -
                                                                   -------------
Sawn Lake Property
Farmout and option agreement                                       $    152,423
Impairment expense                                                     (152,423)
                                                                   -------------

Total Oil and Gas Interests                                        $    601,556
                                                                   =============

5.    SUBSIDIARY FORMED: PARADIGM INTEGRATED TECHNOLOGY SOLUTIONS INC.

      On May 20, 2010 the Company formed Paradigm Integrated Technology Solutions Inc., as a wholly owned subsidiary to conduct business related to technologies that enhance secondary oil recovery.

6.    PRODUCTION EQUIPMENT

      On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $50,000 on delivery of the equipment. To date the Company has paid $161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $10,000 charge per system above the list purchase price of the system for a total of $100,000, however the Company is under no obligation to purchase further systems. The first system has been received and has been fully tested. Commissioning the system for operation is occurring in the 4th quarter.

7.    CONVERTIBLE NOTE PAYABLE

      The Company's received a series of fundings through out the 2nd and 3rd quarter totaling $734,918 by way of a Convertible note. The note was Convertible to Common Shares at the Company's option at a price to be negotiated by September 30, 2010. Up to September 30, 2010 the note was interest free. If the note was not converted by September 30, 2010, the note was to begin to accumulate interest at an annual rate of 12%. On September 28, 2010 the note was converted at $0.35 per share for a total of 2,099,768 Common Shares.

8.    SHAREHOLDERS' EQUITY

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

      c) On September 28, 2010 a convertible note in the amount of $734,918 was converted at $0.35 per share for a total of 2,099,768 Common Shares at a par value of $2,100. Additional paid in capital increased by $690,823. The share price was $0.33 on the closing of this transaction, as a result a gain of $41,995 was recognized and recorded as a Gain from issued shares on debt conversion.

      As of November 15, 2010 there were 53,287,826 Common Shares outstanding.

9.    RELATED PARTY TRANSACTIONS

      Shareholders of the Company have loans outstanding to the Company of $69,546 at September 30, 2010. The loans are interest free and have no formal terms of repayment.

10.   NATURAL GAS AND OIL EXPLORATION RISK

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

11.   NOTE PAYABLE

      The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in note 11 of the December 31, 2009 financial statements.

                                                                   September 30,
                                                                       2010
                                                                   -------------

  1132559 Alberta Ltd                                              $     91,492
                                                                   -------------
                                                                   $     91,492
                                                                   =============

12.   CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

      In conjunction with the year end audit in 2007 and 2008, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement over which their note payable (refer to note 11) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

13.   SUBSEQUENT EVENTS

      In preparing the consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after September 30, 2010, up until the issuance of the financial statements, which occurred on November 15, 2010.

      As of November 15, 2010 there are no material events subsequent to the period ended September 30, 2010 to be reported.

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

The Acquired Company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,539. These costs have been capitalized on the acquired company's books at cost as Natural gas and oil properties, Unproved properties.

On May 20, 2010 the Company formed Paradigm Integrated Technology Solutions Inc., as a wholly owned subsidiary to conduct business related to technologies that enhance secondary oil recovery.

On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $50,000 on delivery of the equipment. To date the Company has paid $161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $10,000 charge per system above the list purchase price of the system for a total of $100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use which is occurring in the 4th quarter.

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

On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $50,000 on delivery of the equipment. To date the Company has paid $161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $10,000 charge per system above the list purchase price of the system for a total of $100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use which is occurring in the 4th quarter.

The Transportable Enhanced Oil Recovery Platform is a portable production system than can be easily and economically moved from well to well and quickly installed to remove Oil from the existing well bore. This allows for quick Oil recovery without the time and expense currently required to implement the infrastructure needed to produce Oil today. By utilizing this system, wells can be produced from immediately and monitored as to flow rates to determine which wells are suitable for making additional investment for a more permanent operational infastructure. The company has begun to utilize this technology on it's existing properties and is in the process to introduce this technology to the market place.

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

PROPERTY ACQUIRED BY ACQUISITION OF INTERGRATED OIL AND GAS SOLUTIONS INC. JANUARY 28, 2010

The Acquired Company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,539. Theses costs have been capitalized on the acquired company's books at cost as Natural gas and oil properties, Unproved properties.

The oil and gas properties are comprised of 4 leases totaling approximately nine hundred and thirty four (934) net mineral Acres, all located in the State of Texas, USA. And are summarized as follows;

Chilson Property, 80 acres in the County of Wichita carry a 87.5% Net Revenue Interest. There are 7 existing wells on the property that have previously produced. Approximately 69 new wells can be drilled to depths that vary between 800 to 5,000 feet.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of oil and gas in the period ended September 30, 2010.

Consolidated Operating expenses for the quarter ended September 30, 2010 amounted $153,918 and were $363,684 for the year to date period ended September 30, 2010. The Consolidated Operating Expenses for the quarter ended September 30, 2010 were consistent with the prior quarter. The increase in expenses for the year to date period ended September 30, 2010 is attributable to the increased activity the Company experienced due to their newly acquired properties through the reverse merger of Intergrated Oil and Gas Solutions Inc effective January 28, 2010.

During the quarter the work programs continued on the Chilson and Corsicana properties. Field supplies were not required in the quarter as $8,783 were expensed in the prior quarter. Labor increased to $58,173 in the 3rd quarter compared to $30,041 in 2nd quarter and to $88,214 on a year to date basis. The increase was due to the labor required to prepare the existing wells for production and work on the preparation and testing of the Transportable Enhanced Oil Recovery Platform. Lease costs amounted to $2,544 compared to $13,613 in the 2nd quarter. Maintenance and Utilities were not required on the properties in this quarter. To bring power to the properties amounted to $5,571 and were recorded in the 2nd quarter.

Overall Field operation expenses for the 3rd quarter totaled $61,041 compared to $56,148 in the 2nd quarter.

3rd quarter General Expenses totaled $92,877 compared to $101,357 in the 2nd quarter, year to date they were $243,543. The overall quarter over quarter decrease was mostly attributable to Legal fees which were $1,224 for the 3rd quarter compared to $30,692 for the 2nd quarter. Legal fees were incurred in the 1st and 2nd quarter as they related to the reverse merger, lease acquisition and contract review. In addition advertising and promotion decreased to $139 from $6,698 in the prior quarter as less press release and web site costs were incurred and travel decreased to $1,870 in the 3rd quarter compared to $7,517 in the 2nd quarter.

These decreases were then offset by some increases in expenses as follow;. an increase of accounting and audit costs amounting to $23,150 compared to $12,845 in the 2nd quarter as the company hired additional staff to handle the increase in company activity,

Professional and consulting fees increased to $25,000 compared to $4,921 in the prior quarter as costs were incurred for advice on financing strategies, activities, introductions and presentations to capital markets.

All other costs were in line with the current level of activity at the company and consistent with the prior quarter. The more significant items consisted of;

Management fees at $27,708 versus $26,847 in the 2nd quarter,

General office costs were $3,382 versus 2nd quarter costs of $4,943,

Telephone costs were $3,668 versus $3,722,

Transfer agent and filing fees were $2,627 compared to $1,494,

Meals and Entertainment in the 3rd quarter were $1,189 compared to $1,386 in the prior quarter,

Interest on the note payable amounted to $1,173 which is consistent with terms of the note and depreciation was recorded for the first time in the 3rd quarter at $1,747.

Other Income/(Expense) Items

Gain from share issue on debt conversion

On September 28, 2010 a convertible note in the amount of $734,918 was converted at $0.35 per share for a total of 2,099,768 Common Shares. The share price was $0.33 on the closing of this transaction, as a result a gain of $41,995 was recognized and recorded as a Gain from issued shares on debt conversion.

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

These charges were booked in the period ended March 31, 2010.

Net Loss for the 3rd quarter amounted to $111,923 and the year to date Net loss was $2,394,968.

Current Assets

As of September 30, 2010 cash was recorded at $80,104, Employee Advances increased to $7,217 to cover contractors and employees performing field services and Prepaid field services increased to $77,550 of which $52,500 was sent to the Texas Railroad Commission for the prepaid operating bond and the remaining amount of $25,050 represents prepayments to various contractors who are performing the field work programs.

With the purchase of one of the leases, there was existing Oil in the storage tank on the lease which amounted to $6,258 which has been accounted for as inventory.

Production Equipment

During the 2nd quarter the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $50,000 on delivery of the equipment. To date the Company has paid $161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $10,000 charge per system above the list purchase price of the system for a total of $100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use which is occurring in the 4th quarter.

Natural Gas and Oil Properties

Natural gas and oil properties remained at $601,566.

Liquidity and Capital Resources

As of the period ended September 30, 2010, we have yet to generate any revenues from our business operations.

Since inception, we have received loans or used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses, acquisitions and to repay outstanding indebtedness. Net cash provided by financing activities for the period ended September 30, 2010 was $764,439, all provided by way of a convertible note payable and $29,521 was provided by way of shareholder loans.

On September 28, 2010 the convertible note in the amount of $734,918 was converted at $0.35 per share for a total of 2,099,768 Common Shares at a par value of $2,100. Additional paid in capital increased by $690,823. The share price was $0.33 on the closing of this transaction, as a result a gain of $41,995 was recognized and recorded as a Gain from issued shares on debt conversion.

As of September 30, 2010, our total assets which consist of cash, advances, prepaids, inventory, furniture, production equipment and oil and gas properties increased to $955,716 and our total liabilities decreased to $316,949 primarily from the conversion of the note payable.

Working capital stood at $(145,820). Management continues to source additional financing and analyze Oil production acquisitions to support the Company's cash requirements during the Company's development phase. There are no assurances that the Company will be successful with these initiatives.

For the quarter ended September 30, 2010 our net loss was $111,936 ($0.002) per share. For the period ended September 30, 2010, our net loss was $2,394,968 ($0.05) per share. The loss per share was based on a period weighted average of 45,956,889 common shares outstanding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of market fluctuations associated with commodity prices and foreign currency. At this time, the Company has not entered into any hedging agreements due to limited value of transactions in foreign currency.

ITEM 4.  CONTROLS AND PROCEDURES.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the period ended March 31, 2010 covered by this Form 10-Q, were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The 42,000,000 shares issued for the acquisition of Intergrated Oil and Gas Solutions Inc., were unregistered and are therefore were issued as restricted shares.

The 2,099,768 shares issued on conversion of the convertible note were unregistered and are therefore were issued as restricted shares.

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

                                        Paradigm Oil & Gas, Inc.

                                        By  /s/ Ron Polli
                                        -------------------------------------
                                        Ron Polli
                                        President and Chief Executive Officer

Date: November 15, 2010                 By: /s/ Brian Kennedy
                                        -------------------------------------
                                        Brian Kennedy
                                        Chief Financial Officer

--------------------------------------------------------------------------------