Form 10-K
period 2010-12-31
Paradigm Oil & Gas, Inc.
filed 2011-04-19
CIK 1191354

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                   FORM 10-K
                            ________________________

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended DECEMBER 31, 2010

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

              Nevada                                         33-1037546
----------------------------------                     -------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

        1307 W Main St., Ste 247 B,                            75156
        Gun Barrel City, Texas
-----------------------------------------            ---------------------------
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

       Large accelerated filer                     Accelerated filer

       Non-accelerated (Do not check if a smaller Smaller reporting company [X] reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes No [X]

The Company's stock is traded on the OTC-BB. As of April 18, 2011, there were 23,887,826 shares of stock held by non-affiliates. As of April 14, 2011, 53,287,826 shares of the common stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I
Item 1. Business.

           Cautionary Statement Regarding Forward-Looking Statements
           =========================================================

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

Paradigm is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim we have under option or that commercially viable petroleum reserves exist on the properties we have acquired, farmed into or have under option. Further exploration, rework and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

                         Glossary of Exploration Terms
                         =============================

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

Drill Spacing           The area prescribed by applicable well spacing
Units (DSUs)            regulations for the granting of a  permit for the
                        drilling of a well; the area of land assigned in the granting of a well permit; the area in which it has been determined by regulation that one well can efficiently drain. The size of the DSU may vary from 10 acres in oil fields to 640 acres (one section) in gas fields.

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

                            Description of Business
                            =======================

Overview
========

We were incorporated as Paradigm Enterprises, Inc. in the state of Nevada on July 15, 2002. On February 7, 2005 we changed our name to Paradigm Oil And Gas, Inc. On January 28, 2010, Paradigm Oil & Gas Inc. entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired Company") a Texas corporation. The Transaction was considered to be a reverse acquisition. The acquisition date now becomes the inception date of the Company.

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

From January 28, 2010, the date of the reverse acquisition, the Company now holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment in the State of Texas, USA., and is now engaged in the rework and development of those properties.

Business of Issuer

We are an exploration company focused on developing North American oil and natural gas reserves. Our current focus is on the exploration of our land portfolio comprised of working interests in highly prospective acreage in the State of Texas and in the Southern Alberta Foothills area in Canada; and North Central Alberta, Canada.

We have not been involved in any bankruptcy, receivership or similar proceeding. Other than the reverse acquisition on January 28, 2010, when the acquisition date became the inception date of the Company, there has not been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

OUR CURRENT BUSINESS
--------------------

PETROLEUM EXPLORATION, DEVELOPMENT AND RECOVERY

Effective January 28, 2010, Paradigm Oil & Gas Inc. entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired Company") a Texas corporation, whereby the Company has issued 42,000,000, US$.001 Par value common shares to unrelated shareholders in exchange for their one hundred percent (100%) interest in all of the capital stock of the Acquired company. The Acquired company is now a 100% owned subsidiary of the Company.

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

On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $ 20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease has 9 previously producing wells and have spacing over a total of 60 acres to support the potential of 17 new wells to depths of up to 2000 feet. The Corsicana lease is located in Navarro County, Texas.

On June 25, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $ 17,977 for a 100% working interest in the 81% Net Revenue Interest. Combined the 2 leases have 5 previously producing wells and have spacing over a total of 154 acres to support the potential of 37 new wells to depths of up to 2000 feet. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use which is occurring in the 4th quarter.

The Transportable Enhanced Oil Recovery Platform is a portable production system than can be easily and economically moved from well to well and quickly installed to remove Oil from the existing well bore. This allows for quick Oil recovery without the time and expense currently required to implement the infrastructure need to produce Oil today. By utilizing this system, wells can be produced from immediately and monitored as to flow rates to determine which wells are suitable for making additional investment for a more permanent operational infastructure. The company has begun to utilize this technology on its existing properties and is in the process to introduce this technology to the market place.

BUSINESS PRIOR TO ACQUISITION ON JANUARY 28, 2010

Petroleum exploration
---------------------

On December 06, 2004, we entered into two participation proposal agreements with Win Energy Corporation ("Win"), an arms-length Calgary, Alberta based private corporation whereby the Corporation could acquire an interest in two oil and gas drilling projects in Alberta, Canada for the payment of a total of $506,014 (subsequently reduced to $358,756 with the sale of half of the interest back to Win in June, 2005). On January 25, 2005, the Corporation concluded final payments and finalized the agreements. In 2007 Win was acquired by Compton Petroleum Corporation ("Compton"). From hereon all references will be made to Compton.

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

Research and Development

We did not incur any research and development expenditures for the period ended from January 28, 2010 (inception) to December 31, 2010.

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

On June 18, 2009 the Canadian government passed the new Environmental Enforcement Act ("EEA"). The EEA was created to strengthen and amend nine existing Statutes that relate to the environment and to enact provisions respecting the enforcement of certain Statutes that relate to the environment. The EEA amends various enforcement, offence, penalty and sentencing provisions to deter offenders from committing offences under the EEA by setting minimum and maximum fines for serious offences. The EEA also gives enforcement officers new powers to investigate cases and grants courts new sentencing authorities that ensure penalties reflect the seriousness of the pollution and wildlife offences. The EEA also expands the authority to deal with environmental offenders by: 1.) specifying aggravating factors such as causing damage to wildlife or wildlife habitat, or causing damage that is extensive, persistent or irreparable; 2.) providing fine ranges higher for corporate offenders than for individuals; 3.) doubling fine ranges for repeat offenders; 4.) authorizing the suspension and cancellation of licenses, permits or other authorizations upon conviction; 5.) requiring corporate offenders to report convictions to shareholders; and 6.) mandating the reporting of corporate offences on a public registry.

Going Concern

The Company's significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of oil and gas exploration. Management's plan is to acquire interests in certain oil and gas properties with production and to rework existing wells to bring them on line for production.

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,491,991 for the period ending December 31, 2010 from January 28, 2010 (inception) through December 31, 2010. The Company has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option to acquire an interest and/or through its successful deployment of the Company's Transportable Enhanced Oil Recovery Platform (T-EOR) and the Joint Venture Production Program. The Company's success will also be dependent upon its ability to raise sufficient capital to fund its rework and exploration programs and, to exploit the discovery on a timely and cost-effective basis.

Item 1(B) Unresolved Staff Comments

None

Item 2. Properties

PROPERTY ACQUIRED BY ACQUISITION OF INTERGRATED OIL AND GAS SOLUTIONS INC. ON JANUARY 28, 2010

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

On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $ 20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease has 9 previously producing wells and have spacing over a total of 60 acres to support the potential of 17 new wells to depths of up to 2000 feet. The Corsicana lease is located in Navarro County, Texas.

On June 30, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $ 17,977 for a 100% working interest in the 81% Net Revenue Interest. Combined the 2 leases have 5 previously producing wells and have spacing over a total of 154 acres to support the potential of 37 new wells to depths of up to 2000 feet. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

PETROLEUM PROPERTIES PRIOR TO JANUARY 28, 2010
----------------------------------------------

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

Oil and Gas Reserve Analyses

Currently the leases that have been acquired have not been developed in a way that allows our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company is currently performing work on the Chilson property Lease to provide the required information of logging each well to provide the information to the Petroleum Engineers and bringing it back into production. The Company currently has no proved reserves on the leases. The Company is currently working to establish reserves.

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

Item 4. Submissions of Matters to a Vote of Security Holders

There was no matter submitted during the fiscal year 2010 covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Market for Common Stock
==============================

The common shares of Paradigm Oil and Gas, Inc. are quoted on the OTC BB.

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

On December 31, 2010, the shareholders' list of our common shares showed 44 registered shareholders holding 42,626,281 shares and various broker-dealers holding 10,661,545 shares in an indeterminate number of names. There were 53,287,826 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there approximately 1,000 additional beneficial shareholders beyond the 44 registered shareholders as of December 31, 2010.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

                              High        Low

Fiscal 2010

     First Quarter            $0.70      $0.20
     Second Quarter           $2.04      $0.40
     Third Quarter            $0.50      $0.21
     Fourth Quarter           $0.92      $0.16

Fiscal 2009

     First Quarter            $1.00      $0.25
     Second Quarter           $1.50      $0.05
     Third Quarter            $1.09      $0.25
     Fourth Quarter           $0.60      $0.10

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

Equity Compensation Plan Information
------------------------------------

None

Recent Sales of Unregistered Securities
---------------------------------------

None

Changes in Securities
=====================

The Corporation had 53,287,826 shares of common stock issued and outstanding as of December 31, 2010.

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

Overview
========

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

On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the worldwide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use which is occurring in the 4th quarter.

On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $ 20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease is located in Navarro County, Texas.

On June 30, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $ 17,977 for a 100% working interest in the 81% Net Revenue Interest. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business other than the acquisition mentioned above on January 28, 2010.

Results of Operations
=====================

Paradigm was incorporated on July 15, 2002. On January 28, 2010, Paradigm Oil & Gas Inc. entered into a Share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired Company") a Texas corporation. The Transaction was considered to be a reverse acquisition. The acquisition date now becomes the inception date of the Company.

The period for the period ended from January 28, 2010 (inception) to December 31, 2010, is presented in the following discussion.

Since our inception we have used our common stock, and entered into convertible loan agreements to raise capital for our operational and corporate expenses, retire debt, lease acquisitions and for the purchase of equipment and other capital. Net cash provided by financing activities from inception on January 28, 2010 to December 31, 2010 amounted $ 734,918 as a result of proceeds received loans converted to shares our common stock, $ 35,321 from net advances from an officer/ shareholder loan and $ 142,500 from a convertible note.

We have not generated any revenues from any of our operations for the period ended from January 28, 2010 (inception) to December 31, 2010.

REVENUES
--------

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of oil and gas in the period ended from January 28, 2010 (inception) to December 31, 2010.

EXPENSES
--------

Consolidated Operating expenses for the period ended from January 28, 2010 ( inception) to December 31, 2010 amounted $ 446,423. The expenses for the period is attributable to the activity the Company experienced due to its newly acquired properties through the reverse acquisition of Intergrated Oil and Gas Solutions Inc effective January 28, 2010.

During the period work programs commenced on the Chilson and Corsicana properties. To date the Company spent $ 73,841 in field labor required to prepare the leases and existing wells for production and work on the preparation and testing of the Transportable Enhanced Oil Recovery Platform , $ 14,745 in lease costs, $ 10,000 in legal fees regarding title searches and related access and lease acquisition costs, $ 3,049 in lease maintenance, $ 14,022 in travel costs to the properties regarding work crews and equipment, $ 5,571 in utility costs to bring power to the property and $ 1,452 was spent in natural gas & oil exploration costs for the period.

Overall Field operation expenses for the period ended from January 28, 2010 ( inception) to December 31, 2010 amounted $122,720.

IMPAIRMENT EXPENSE: Paradigm did not record any impairment expense for the period ended from January 28, 2010 ( inception) to December 31, 2010.

General Expenses totalled $ 323,703 for the period ended from January 28, 2010 ( inception) to December 31, 2010. The significant items were; accounting, quarterly review and audit fees which amounted to $ 59,925, administration which includes bank charges and admin support amounted to $12,966, interest on the note payable and convertible note totalled $ 6,105, investor relations includes press releases and web site content amounted to $ 9,875, legal fees primarily related to the reverse acquisition, lease acquisition and contract review, totalled $ 26,615, management fees were $ 92,302, office expenses were $ 13,632 and maintenance was $ 2,157, professional and consulting fees of $ 58,187 related to advice on financing strategies, activities, introductions and presentations to capital markets, rent paid was $ 2,250 and telephone was stated at $ 12,271 and includes internet and communication costs, transfer agent fees amounted to $ 5,394 and travel costs of $ 16,273 were incurred to meet with financial advisors and acquisition and joint venture candidates.

These costs are considered to be consistent with the ramp up of activities associated with the acquisition and the start of rework programs for oil and gas properties of this nature.

Other Income/(Expense) Items;

Gain from share issue on debt conversion

On September 28, 2010 a convertible note in the amount of $ 734,918 was converted at $ 0.35 per share for a total of 2,099,768 Common Shares. The share price was $ 0.33 on the closing of this transaction, as a result a gain of $ 41,995 was as a Gain from issued shares on debt conversion.

Expense on Assumption of Liabilities on Acquisition

On a year to date basis there was an expense on assumption of liabilities on acquisition which was booked in the period ended March 31, 2010.

On the effective date of the acquisition, additional paid in capital was increased by $ 8,358,000.This was offset by $ 8,400,000 to record the basis in Intergrated Oil and Gas Solutions Inc. An expense of $ 633,279 was then recorded to recognize the assumption of liabilities on the acquisition.

Loss from share issue on debt conversion

On the effective date of the conversion, additional paid in Capital was increased by $ 1,791,000. A loss of $ 1,440,000 was then recognized to match the conversion to the book value of the convertible debenture.

These charges were booked in the period ended March 31, 2010.

Income tax provision

As a result of the operating loss, there has been no provision for the payment of income taxes to date, or from the date of inception. However, Paradigm has incurred operating losses and approximately $ 2,258,488, which, if unutilized, will expire through 2030. Future tax benefits, which may arise as a result of these losses, and have been offset by a valuation allowance.

Net Loss for the period ended from January 28, 2010 (inception) to December 31, 2010 amounted to ($ 2,477,707). Combined with foreign currency adjustments of ($ 14,284) the total comprehensive loss was ($ 2,491,991).

Current Assets

As of December 31, 2010 cash was recorded at $ 68,644, Employee Advances was $ 7,059 to cover contractors and employees performing field services, a note receivable of $ 25,050 was set up for work that was performed on the Corsicana property and is owing to the Company from the other working interest owner on the property, a $ 45,807 related party receivable was advanced for acquisitions and $ 52,500 was sent to the Texas Railroad Commission for the prepaid operating bond and set up fee recorded as Bond RRC.

With the purchase of one of the leases, there was existing Oil in the storage tank on the lease and additional oil was collected from a test run of the Transportable Enhanced Oil Recovery Platform which amounted to $ 7,823 which has been accounted for as inventory.

Production Equipment $ 196,124

During the 2nd quarter the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use.

Natural Gas and Oil Properties

Natural gas and oil properties remained at $ 601,566.

Liquidity and Capital Resources

As of the period ended from January 28, 2010 (inception) to December 31, 2010, we have yet to generate any revenues from our business operations.

Since our inception we have used our common stock, and entered into convertible loan agreements to raise capital for our operational and corporate expenses, retire debt, lease acquisitions and for the purchase of equipment and other capital. Net cash provided by financing activities from inception on January 28, 2010 to December 31, 2010 amounted $ 734,918 as a result of proceeds received loans converted to shares our common stock, $ 36,521 from net advances from an officer/ shareholder loan and $ 142,500 from a convertible note.

On September 28, 2010 the convertible note in the amount of $734,918 was converted at $ 0.35 per share for a total of 2,099,768 Common Shares at a par value of $ 2,100. Additional paid in capital increased by $ 690,823. The share price was $ 0.33 on the closing of this transaction, as a result a gain of $ 41,995 was recognized and recorded as a Gain from issued shares on debt conversion.

8% convertible notes payable were entered into during the 4th quarter for a total of $ 142,500 in cash proceeds issued as follows on:

           October 6, 2011                                      $        50,000
           November 18, 2011                                             40,000
           December 20, 2011                                             52,500
                                                                ----------------
                                                                $       142,500
                                                                ----------------

As of December 31, 2010, our total assets which consist of cash, advances, a note and related party receivable, inventory, furniture, production equipment and oil and gas properties, were stated at $ 820,295. Our total liabilities amounted to $ 484,707.

Working capital stood at $ (277,824). Management continues to source additional financing and analyze Oil production acquisitions to support the Company's cash requirements during the Company's development phase. There are no assurances that the Company will be successful with these initiatives.

For the period ended from January 28, 2010 (inception) to December 31, 2010, our net loss was $ 2,477,707 ($0.05) per share. The loss per share was based on a period weighted average of 45,956,889 common shares outstanding.

Plan of Operation
=================

For the current fiscal year we will concentrate our efforts on our projects in the petroleum sector.

The Company will continue to rework the current wells that have been acquired on the leases the Company controls. Furthermore effort will be spent on marketing and signing agreements that utilize the Transportable Enhanced Oil Recovery Portable Platform to generate revenue.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Following industry trends and demands, we are also considering the acquisition of other petroleum properties or an interest in such projects. In either situation, a new public offering would be needed. We are delinquent in our payments to Compton and will not receive any further information until full payment is made.

Future Operations
=================

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2011. Management forecasts that we will require additional capital to fund our ongoing operating expenses and working capital requirements for the next twelve months.

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

There can be no assurance that the Company would be successful in raising additional capital to funds these operations.

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

The Financial Accounting Standards Board ("FASB") issued authoritative guidance on the FASB Accounting Standards Codification ("ASC") and the hierarchy of generally accepted accounting principles, codified in ASC 105, Generally Accepted Accounting Principles. The codification was effective for interim or annual periods ending after September 15, 2009, and impacted the Company's financial statement disclosures beginning with the year ending December 31, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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

The FASB has issued authoritative guidance on subsequent events, which was primarily codified into Topic 855, Subsequent Events, in the ASC. The guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 did not have a material effect on the Company's financial statements and related disclosures.

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

Item 8. Financial Statements and Supplementary Data.
                                                                           Page
                                                                           -----

Report of Independent Registered Public Accounting Firm..................   F-2

Consolidated Balance Sheets at December 31, 2010 and January 28, 2010....   F-3

Consolidated Statement of Operations for the period ended
     from January 28, 2010 (inception) through December 31, 2010.........   F-4

Consolidated Statement of Comprehensive (Loss) for the period
     from January 28, 2010 (inception) through December 31, 2010.........   F-5

Consolidated Statement of Changes in Shareholders' Equity for the period
     from January 28, 2010 (inception) through December 31, 2010.........   F-6

Consolidated Statement of Cash Flows for the period
     from January 28, 2010 (inception) through December 31, 2010.........   F-7

Notes to Consolidated Financial Statements...............................   F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Paradigm Oil and Gas, Inc.
Gun Barrel City, Texas

We have audited the accompanying consolidated balance sheets of Paradigm Oil and Gas, Inc. (the "Company") (an exploration stage company) as of December 31, 2010 and January 28, 2010 (inception) and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the period from January 28, 2010 (inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradigm Oil and Gas, Inc. at December 31, 2010 and January 28, 2010, and the consolidated results of their operations and their cash flows for the period from January 28, 2010 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenues and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants
Dallas, Texas
April 18, 2011

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Consolidated Balance Sheets
                             December 31, 2010 and
                                January 28, 2010


                                                     December 31,   January 28,
                                                         2010           2010
                                                    -------------  -------------
                   Assets
Current assets:
  Cash                                              $      68,644  $         --
  Employee advances                                         7,059            --
  Note receivable                                          25,050            --
  Related party receivable                                 45,807            --
  Inventory                                                 7,823            --
                                                    -------------  -------------
       Total current assets                               154,383            --

  Furniture and fixtures, net of $ 1,747 in
    accumulated depreciation                               22,605            --
  Production equipment (Note 6)                           196,124            --
  Natural gas and oil properties
    Unproved (Note 7)                                     601,566       541,539
                                                    -------------  -------------
                                                          820,295       541,539
                                                    -------------  -------------

  Bond RRC                                                 52,500            --
                                                    -------------  -------------

       Total assets                                 $   1,027,178  $    541,539
                                                    =============  =============

         Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities          $     168,210  $         --
  Advances from shareholder                                76,546            --
  Short term convertible notes and accrued interest       143,885            --
  Note payable and accrued interest                        96,066            --
                                                    -------------  -------------
       Total current liabilities                          484,707            --
                                                    -------------  -------------

       Total liabilities                                  484,707            --
                                                    -------------  -------------

  Commitments and contingencies (Notes 7b, 8 and 16)

Shareholders' equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or outstanding              --            --
  Common stock, $.001 par value; 300,000,000
    shares authorized, 53,287,826 and 188,058
    shares issued and outstanding                          53,288           188
  Additional paid-in capital                            2,981,174       541,351
  Accumulated deficit during the exploration
    stage                                             (2,477,707)            --
  Accumulated comprehensive loss                         (14,284)            --
                                                    -------------  -------------

        Total shareholders' equity                        542,471       541,539
                                                    -------------  -------------

                                                    $   1,027,178  $    541,539
                                                    =============  =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                      Consolidated Statement of Operations
                  For period from January 28, 2010 (Inception)
                           through December 31, 2010

                                                                    January 28,
                                                                        2010
                                                                     (Inception)
                                                                       Through
                                                                    December 31,
                                                                        2010
                                                                   -------------
Field operation expenses:
  Labor                                                            $     73,841
  Lease costs                                                            14,785
  Legal                                                                  10,000
  Maintenance                                                             3,049
  Natural gas and oil exploration costs                                   1,452
  Travel                                                                 14,022
  Utilities                                                               5,571
                                                                   -------------
       Total field operation expenses                                   122,720
                                                                   -------------

General expenses:
  Accounting and audit                                                   59,925
  Administration                                                         12,966
  Advertising and promotion                                                 570
  Depreciation                                                            1,747
  Insurance                                                                 782
  Interest                                                                6,105
  Investor relations                                                      9,875
  Legal fees                                                             26,615
  Management fees                                                        92,302
  Meals and entertainment                                                 1,705
  Office                                                                 13,632
  Office maintenance                                                      2,157
  Professional and consulting fees                                       58,187
  Rent                                                                    2,250
  Telephone                                                              12,271
  Transfer agent fees                                                     5,394
  Travel                                                                 16,273
  Utilities                                                                 947
                                                                   -------------
       Total general expenses                                           323,703
                                                                   -------------

       Loss from operations                                            (446,423)

Other income expense:
  Assumption of liabilities in acquisition                              633,279
  Loss from shares issued on debt conversion                          1,398,005
                                                                   -------------
       Net loss                                                    $ (2,477,707)
                                                                   =============

Basic and diluted loss per share                                   $       0.05
                                                                   =============
Basic and diluted weighted average
    common shares outstanding                                        45,956,889
                                                                   =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                  Consolidated Statement of Comprehensive Loss
                  For period from January 28, 2010 (Inception)
                           through December 31, 2010

                                                                    January 28,
                                                                        2010
                                                                     (Inception)
                                                                       Through
                                                                    December 31,
                                                                        2010
                                                                   -------------

Net loss                                                           $ (2,477,707)

Other comprehensive loss:
    Foreign currency translation adjustments                            (14,284)
                                                                   -------------

Comprehensive loss                                                 $ (2,491,991)
                                                                   =============

                  The accompanying notes are an integral part of these consolidated financial statements.

                           PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
            Consolidated Statement of Changes in Shareholders Equity
             For the period ended from January 28, 2010 (Inception)
                           through December 31, 2010

                                                                       Additional                    Other
                                                   Common Stock         Paid-In      Accumulated  Comprehensive
                                                Shares    Par Value     Capital       Deficit          Loss           Total
                                             ----------  -----------  -----------   --------------  -----------  --------------
Balance at January 28, 2010 (inception)         188,058  $       188  $   541,351   $          --   $       --   $      541,539

  Issuance of common stock
    for acquisition                          42,000,000       42,000    8,358,000              --           --        8,400,000

  Adjustment to record basis in
    Intergrated Oil and Gas
    Solutions Inc.                                   --           --   (8,400,000)             --           --       (8,400,000)
                                             ----------  -----------  -----------   --------------  -----------  ---------------

  Balance at January 28, 2010
    after reverse acquisition                42,188,058       42,188      499,351              --           --          541,539

  Common stock issued February 2
    on conversion of debt                     9,000,000        9,000    1,791,000              --           --        1,800,000

  Common stock issued September 28
    on conversion of debt                     2,099,768        2,100      690,823              --           --          692,923

  Net loss                                           --           --           --      (2,477,707)          --       (2,477,707)

  Foreign currency translation adjustment            --           --           --              --      (14,284)         (14,284)
                                             ----------  -----------  -----------   --------------  -----------  ---------------

Balance at December 31, 2010                 53,287,826  $    53,288  $ 2,981,174   $  (2,477,707)  $  (14,284)$        542,471
                                             ==========  ===========  ===========   ==============  ===========  ===============


                  The accompanying notes are an integral part of these consolidated financial statements.

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                      Consolidated Statement of Cash Flows
                For the period from January 28, 2010 (Inception)
                             Through December, 2010


                                                                    January 28,
                                                                        2010
                                                                     (Inception)
                                                                       Through
                                                                    December 31,
                                                                        2010
                                                                   -------------
Cash flows from operating activities:
  Net loss                                                         $ (2,477,707)
    Adjustments to reconcile net loss to net cash used
     in operating activities:
      Depreciation                                                        1,747
      Assumption of liabilities in acquisition                          633,279
      Loss from shares issued on debt conversion                      1,398,005
                                                                   -------------
                                                                       (444,676)

    Changes in operating assets and liabilities:
    Employee advances                                                    (7,059)
    Inventory                                                            (7,823)
    Accrued interest                                                      6,075
    Accounts payable and accrued liabilities                             11,927
                                                                   -------------
           Net cash used in operating activities                       (441,556)

Cash flows from (used in) investing activities:
    Note receivable                                                     (25,050)
    Related party receivable                                            (45,807)
    Bond RRC                                                            (52,500)
    Furniture and fixtures                                              (24,352)
    Production equipment                                               (196,124)
    Purchases of natural gas and oil properties                         (60,027)
    Cash acquired in acquisition                                            121
                                                                   -------------

           Net cash used in investing activities                       (403,739)
                                                                   -------------

Cash flows from financing activities:
    Proceeds from convertible debenture payable                         734,918
    Proceeds from advances from shareholder                              54,051
    Repayments for advances from shareholder                            (17,530)
    Proceeds from short term convertible notes                          142,500

           Net cash provided by financing activities                    913,939
                                                                   -------------

                     Net change in cash                                  68,644

Cash, beginning of period                                                    --
                                                                   -------------

Cash, end of period                                                $     68,644
                                                                   =============
        Non cash financing activities
Supplemental disclosure of cash flow information:
    Foreign currency translation of liabilities                    $    (14,284)
    Assumption of accounts payable in acquisition                  $    147,510
    Assumption of advances from shareholder in acquisition         $     40,025
    Assumption of note payable in acquisition                      $     85,864
    Assumption of convertible debt in acquisition                  $    360,000
    Issuance of common stock for convertible debt                  $ (1,094,918)



                  The accompanying notes are an integral part of these consolidated financial statements.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


(1) BASIS OF PRESENTATION

Organization

Paradigm Enterprises, Inc. (the "Company") was incorporated in the state of Nevada on July 15, 2002 to engage in the acquisition, exploration and development of oil and gas properties. On February 7, 2005 the Company changed its name to Paradigm Oil and Gas, Inc. Effective January 28, 2010, Paradigm Oil & Gas Inc. entered into a share exchange agreement with the shareholders of Intergrated Oil and Gas Solutions Inc. (the "Acquired Company") a Texas corporation. The Transaction is considered to be a reverse acquisition. The acquisition date now becomes the inception date of the Company.

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

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of oil and gas exploration. Management's plan is to acquire interests in certain oil and gas properties with production and to rework existing wells to bring them on line for production.

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,477,707 for the period from January 28, 2010 (inception) through December 31, 2010.

The Company has no revenue. The Company's future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option to acquire an interest and/or through it's successful deployment of the Company's Transportable Enhanced Oil Recovery Platform (T-EOR) and the Joint Venture Production Program . The Company's success will also be dependent upon its ability to raise sufficient capital to fund its rework and exploration programs and, to exploit the discovery on a timely and cost-effective basis.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements

During the period ended December 31, 2010, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair value of financial instruments

In accordance with the reporting requirements of Accounting Standards Codification ("ASC") Topic No. 825, Financial Instruments, (ASC 825) the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this standard and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments.

The estimated fair value of employee advances, note receivable, related party receivable, accounts payable and accrued liabilities and advances from shareholder approximate their carrying amounts due to the nature and short maturity of these instruments. The carrying values of the short-term convertible notes and note payable approximate their fair value since they bear market rates of interest and other terms.

Principles of Consolidation

The consolidated financial statements for the period from January 28, 2010 (inception) through December 31, 2010 include the accounts of Paradigm Oil and Gas, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date the Company has not experienced losses on any of its balances. The carrying amounts approximate fair market value due to the liquidity of these deposits. For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2010 the Company had $68,644 in cash.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory consists of crude oil held in storage tanks. Inventory is stated at market based on anticipated selling prices.

Furniture and equipment

Property and equipment are stated at the Company's cost and are depreciated on a straightline basis over five-seven years. Maintenance and repair costs are expensed when incurred while major improvements are capitalized. Depreciation expense amounted to $1,747 for the period from January 28, 2010 (inception) through December 31, 2010.

Oil and Gas Properties

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

Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. The Company provides for depreciation, depletion and amortization of its investment in producing oil and gas properties on the unit-of-production method, based upon independent reserve engineers' estimates of recoverable oil and gas reserves from the property.

Properties will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the property has found a sufficient quantity of reserves to justify its completion as a producing property if the required capital expenditure is made and ii) there is enough geological and engineering evidence that supports a commercially producible quantity of reserves exist from a previously drilled well on the property. If the well properties cannot support any of these criteria, the property is assumed to be impaired, and its costs are charged to expense.

The impairment of unamortized capital costs is measured at a combined lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. Paradigm determines if impairment has occurred through either adverse changes or as a result of the annual review of all the fields combined.

Net loss per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. For the period from January 28, 2010 (inception) through December 31, 2010, basic and fully diluted loss per share are the same since the calculation of diluted per share amounts would result in an anti-dilutive calculation.

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

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company's functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States ("U.S.") dollars unless Canadian dollars are specifically designated with "CDN".

The accounts of the Company's foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are included in accumulated other comprehensive loss, a separate component of shareholders' equity.

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC Topic No. 718, Compensation - Stock Compensation (ASC 718), using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Asset Retirement Obligations

The Company has adopted ASC Topic No. 410 Asset Retirement and Environmental Obligations (ASC 410), which requires that asset retirement obligations ("ARO") associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company's credit-adjusted risk-free interest rate. To date, insufficient information has been available for management to determine the Company's asset retirement obligations, which primarily relates to the plugging and abandonment of its wells. Accordingly, no liabilities have been recorded. The Company is delinquent in its payments to a joint venture partner. Canadian Association of Petroleum Landmen rules dictate the Company will not receive payment from producing wells until the joint venture partner recovers its costs and a penalty. As such, management believes no obligation should be recorded at this time.

Joint Ventures

All exploration and production activities are conducted jointly with others and, accordingly, the accounts reflect only the Company's proportionate interest in such activities.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may be in the future, affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs. Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

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

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010



(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company reviews its long-lived assets to be held and used, including unproved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets. In such circumstances, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized upon the passage of title, net of royalties. Revenues from natural gas production are recorded using the sales method. When sales volumes exceed the Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2010, the Company had no overproduced imbalances.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

(3) NOTE RECEIVABLE

The Company advanced funds regarding the Corsicana lease acquisition and work program. The note receivable represents amounts due from the other 50% owner concerning their share of costs. The amount due is $ 25,050 and is non-interest bearing.

(4) RELATED PARTY TRANSACTIONS

An officer and shareholder of the Company has loaned the Company $76,546. The loan is interest free and has no formal terms of repayment.

A note receivable in the amount of $ 45,807 is due from a shareholder of the Company at December 31, 2010. The loan is interest free and has no formal terms of repayment.

(5) BOND RRC

The Company has $ 50,000 on deposit with the Texas Railroad Commission (RRC) to establish an operators bond. In order to operate wells on properties in Texas, the RRC requires a bond be established by the operating party. The bond is put into a fund to cover any liability on a property which an operator fails to rectify or pay. The deposit is refundable when a operator ceases to be an operator and leaves the wells and property in a approved condition or transfers the property and wells to another bonded operator.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010



(6) PRODUCTION EQUIPMENT

On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the worldwide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $ 50,000 was paid on signing the agreement and $ 50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. The Company has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system has been received, fully tested and was commissioned for operation in the 4th quarter.

(7) NATURAL GAS AND OIL PROPERTIES

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

The oil and gas properties are comprised of 4 leases totaling approximately nine hundred and thirty four (934) net mineral Acres, all located in the State of Texas, USA. 692 acres in Kaufman County, carry a 80% Net Revenue Interest, 40 acres located in the County of Wood, carry a 87.5% Net Revenue Interest, 122.37 acres located in the County of Henderson carry a 81.25% Net Revenue Interest and 80 acres in the County of Wichita carry a 75% Net Revenue Interest. Combined there are a total of 9 existing previously producing wells and available spacing to support the drilling of approximately 30 new wells in the 3800' to 9000' range and approximately 50 new wells in the 800' to 1,800' range.

On June 22, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $ 20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease has 9 previously producing wells and have spacing over a total of 60 acres to support the potential of 17 new wells to depths of up to 2000 feet. The Corsicana lease is located in Navarro County, Texas.

On June 30, 2010 the Company's subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $ 17,977 for a 100% working interest in the 81% Net Revenue Interest. Combined the 2 leases have 5 previously producing wells and have spacing over a total of 154 acres to support the potential of 37 new wells to depths of up to 2000 feet. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

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

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010



(7) NATURAL GAS AND OIL PROPERTIES (continued)

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

This well was tied into a newly constructed gas processing plant and production commenced in September 2006. The Company has received no revenue from this well as the Company has not paid to Win our full share of the costs of drilling or to tie in the well. To date the Company has received no further information about the Todd Creek project. The Company does not expect to receive further information from the operator until the Company has paid all outstanding invoices in full. Included in accounts payable is an amount of $130,611 owing to Win/Compton. In 2008, due to the low prices for natural gas and the lack of sustainable production from the property we took an impairment charge against the Todd Creek property and wrote the value down to $ 0.

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

In conjunction with the year end audit in 2008 and 2007, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property farmout agreement over which their note payable (refer to note 8) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd's position is that they own the Sawn Lake Property farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

Due to the ongoing dispute the cost of defending the Company's rights to the Sawn Lake Property may cost more than the value of the property. In 2008 the Company took an impairment charge against the Sawn Lake property and wrote the value down to $ 0.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


(7) NATURAL GAS AND OIL PROPERTIES (continued)

The natural gas and oil properties are accounted for on a consolidated basis as follows;

                                                                    December 31,
                                                                        2010
                                                                   -------------
         Chilson Property
         Acquisition cost January 28, 2010                         $    121,774
         Cost of work program                                            21,350
                                                                   -------------

                                                                   $    143,124
                                                                   -------------
         Lett Finlay Property
         Acquisition cost January 28, 2010                         $    308,708
                                                                   -------------
                                                                   $    308,708
                                                                   -------------

         Lumpkin Property
         Acquisition cost January 28, 2010                         $    111,057
                                                                   -------------
                                                                   $    111,057
                                                                   -------------
         Chilson B
         Acquisition cost June 30, 2010                            $     17,977
                                                                   -------------
                                                                   $     17,977
                                                                   -------------
         Corsicana
         Acquisition cost June 22, 2010                            $     20,700
                                                                   -------------
                                                                   $     20,700
                                                                   -------------
         Todd Creek Property
         Acquisition cost                                          $    298,631
         Cash call                                                       52,102
         Refund                                                         (17,022)
         Written off                                                    (50,000)
         Impairment expense                                            (283,711)
                                                                   -------------
                                                                   $          -
                                                                   -------------
         Hillsprings Property
         Acquisition cost                                          $    207,383
         Impairment expense                                            (207,383)
                                                                   -------------
                                                                   $          -
                                                                   -------------

         Sawn Lake Property
         Farmout and option agreement                              $    152,423
         Impairment expense                                            (152,423)
                                                                   -------------
                                                                   $          -
                                                                   -------------

         Total Natural Gas and Oil Properties                      $    601,556
                                                                   =============

                           PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010



(8) SHORT TERM CONVERTIBLE NOTES

The Company has entered into a series of Short Term Convertible Notes bearing annual interest of 8% which mature 180 days after the issue date (maturity date). The note plus interest can be converted in whole or in part to common shares at the holder's option at the later of the maturity date or the default date. The Conversion price is calculated as 55% of the market price which is determined by averaging the lowest 3 day closing price over the last 10 trading day period ending one trading day prior to the day the conversion notice was sent by facsimile. If the note plus interest is not paid or converted on the maturity, then default interest begins to accrue on the whole amount bearing annual interest of 22%.

Conversion Price During Major Announcements

In the event the Company (i) makes a public announcement that it intends to consolidate or merge with any other corporation (other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Company or (ii) any person, group or entity (including the Company) publicly announces a tender offer to purchase 50% or more of the Company's Common Stock (or any other takeover scheme) (the date of the announcement referred to in clause (i) or (ii) is hereinafter referred to as the "Announcement Date"), then the Conversion Price shall, effective upon the Announcement Date and continuing through the Adjusted Conversion Price Termination Date (as defined below), be equal to the lower of (x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect. From and after the Adjusted Conversion Price Termination Date, the Conversion Price shall be determined as set forth above. For purposes hereof, "Adjusted Conversion Price Termination Date" shall mean, with respect to any proposed transaction or tender offer (or takeover scheme) for which a public announcement as contemplated by this paragraph has been made, the date upon which the Company (in the case of clause (i) above) or the person, group or entity (in the case of clause (ii) above) consummates or publicly announces the termination or abandonment of the proposed transaction or tender offer (or takeover scheme) which caused this paragraph to become operative.

The Company may prepay the note plus accrued interest at any time after 91 days after the issue date and ending up to 180 days after the issue date. The total amount calculated to be prepaid will bear an additional charge of 75% of the calculated prepaid amount.

                                                                    December 31,
                                                                        2010
                                                                   -------------
           Issue Date
           October 6, 2011                                         $     50,000
           November 18, 2011                                             40,000
           December 20, 2011                                       $     52,500
                                                                   -------------
                                                                        142,500
           Accrued Interest                                               1,385
                                                                   -------------
                                                                   $    143,885
                                                                   =============

The Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the notes (based on the Conversion Price of the Notes in effect from time to time).

                           PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


(8) SHORT TERM CONVERTIBLE NOTES (continued)

Failure to Deliver Common Stock Prior to Deadline.

Without in any way limiting the Holder's right to pursue other remedies, including actual damages and/or equitable relief, the parties agree that if delivery of the Common Stock issuable upon conversion of this Note is more than three (3) business days after the Deadline, the Company shall pay to the Holder $2,000 per day in cash, for each day beyond the Deadline that the Company fails to deliver such Common Stock. Such cash amount shall be paid to Holder by the fifth day of the month following the month in which it has accrued or, at the option of the Holder (by written notice to the Company by the first day of the month following the month in which it has accrued), shall be added to the principal amount of this Note, in which event interest shall accrue thereon in accordance with the terms of this Note and such additional principal amount shall be convertible into Common Stock in accordance with the terms of this Note.

(9) NOTE PAYABLE

The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in Note 7b of the December 31, 2010 financial statements.

                                                                    December 31,
                                                                        2010
                                                                   -------------
           1132559 Alberta Ltd                                     $     96,066
                                                                   =============

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

                           PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


(11) CONVERTIBLE DEBENTURE PAYABLE

The Company received a series of fundings throughout the second and third quarters of 2010 totaling $ 734,918 by way of a Convertible Debenture. The Debenture was convertible to common shares at the Company's option at a price to be negotiated by September 30, 2010. Up to September 30, 2010 the note was interest free. If the note was not converted by September 30, 2010, the note was to begin to accumulate interest at an annual rate of 12%. On September 28, 2010 the note was converted at $ 0.35 per share for a total of 2,099,768 Common Shares. The Company recorded a gain on conversion of $ 41,995. See Note 13.

(12) INCOME TAXES

Income Tax Provision:

a) The provision for income taxes differs from the result which would be obtained by applying the statutory rate of 34% to income before income taxes.

                                                                    December 31,
                                                                       2010
                                                                   -------------

      Loss before income taxes                                     $ (2,478,000)
                                                                   =============
      Income tax benefit at 34% (estimated)                             842,500
      Unrecognized benefit of operating loss carry forwards        $   (842,500)
                                                                   -------------
      Income tax benefit                                           $         --
                                                                   =============

b) Significant components of the Company's deferred income tax assets are as follows:

                                                                    December 31,
                                                                        2010
                                                                   -------------

      Operating loss carry-forwards                                $  2,478,000
      Mineral interest and natural gas and oil properties                    --
                                                                   -------------

                                                                      2,478,000
      Statutory tax rate                                                   34.0%
                                                                   -------------

      Deferred income tax asset                                         842,500
      Valuation allowance                                              (842,500)
                                                                   -------------

      Net deferred tax assets                                      $         --
                                                                   =============

The Company has incurred operating losses of approximately $ 2,478,000 which, if unutilized, will expire through to 2030. Future tax benefits, which may arise as a result of these losses, have been offset by a valuation allowance. The change in valuation allowance for the year ended December 31, 2010 was $842,500.

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

                           PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


(12) INCOME TAXES (continued)

The Company has a deferred tax asset relating to the depreciation and depletion difference between generally accepted accounting principles and tax and relating to the Company's net operating losses was insignificant at December 31, 2010, and which has been fully offset by a valuation allowance. The Company does not have any other significant deferred tax assets or liabilities. The net operating loss carry forwards are available to offset future taxable income of the Company. These net operating losses expire through 2030. The Company is not current in filing its tax returns.

(13) SHAREHOLDERS' EQUITY

Common Stock

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

On the effective date of the acquisition, additional paid in capital was increased by $ 8,358,000. This was adjusted by $ 8,400,000 to record the basis in Intergrated Oil and Gas Solutions Inc. An expense of $ 633,279 was then recorded to recognize the assumption of Paradigms' liabilities assumed at the time of the acquisition.

b) On February 2, 2010 the convertible note payable of $ 360,000 was converted into common shares at $ .04 per share. 9,000,000 shares were issued to the convertible note holders.

On the effective date of the conversion, additional paid in capital was increased by $ 1,791,000. A loss of $ 1,440,000 was then recognized to match the conversion to the book value of the convertible note.

On September 28, 2010 convertible debentures in the amount of $ 734,918 were converted at $ 0.35 per share for a total of 2,099,768 Common Shares at a par value of $ 2,100. Additional paid in capital increased by $ 690,823. The share price was $ 0.33 on the closing of this transaction, as a result a gain of $ 41,995 was recognized and recorded as a Gain from issued shares on debt conversion.

As of December 31, 2010 there were 53,287,826 Common Shares outstanding.

(14) NATURAL GAS AND OIL EXPLORATION RISK

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

                           PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010


Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. It relies on the operator's ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipelines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of buyers.

Foreign Operations Risk

The Company is exposed to foreign currency fluctuations, political risks, price controls and varying forms of fiscal regimes or changes thereto which may impair its ability to conduct profitable operations as it operates internationally and holds foreign denominated cash and other assets.

(15) CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

In conjunction with the year end audit in 2007 and 2008, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement over which their note payable (refer to note 9) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

(16) SUBSEQUENT EVENTS

Subsequent to December 31, 2010 the Company entered into short term convertible notes on January 28, 2011 and on March 9, 2011 and received cash proceeds of $ 35,000 and $ 25,000 respectively. Terms and conditions were the same as previous short term convertible notes entered into and as outlined in Note 8.

(17) SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA (Unaudited)

The following tables set forth supplementary disclosures for the Company's oil and gas producing activities in accordance with ASC No. 932, Extractive Activities - Oil and Gas (ASC 932).

                           PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010



(17) SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA (Unaudited)(continued)

Capitalized Costs Relating to Oil and Gas Producing Activities:

                                                                    Period from
                                                                    January 28,
                                                                       2010
                                                                    (Inception)
                                                                      Though
                                                                    December 31,
                                                                       2010
                                                                   -------------
      Capitalized Costs:

      Oil & gas properties                                         $    601,556
                                                                   -------------
      Total Capitalized Costs                                           601,556
      Less: Accumulated depreciation, depletion,
      amortization, and valuation allowance                                  --
                                                                   =============
      Net Capitalized Costs                                        $    601,556
                                                                   =============

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development
Activities:

                                                                    Period from
                                                                    January 28,
                                                                       2010
                                                                    (Inception)
                                                                      Though
                                                                    December 31,
                                                                       2010
                                                                   -------------

     Acquisition of properties                                     $    580,206
      Exploration
      Development                                                        21,350
                                                                   -------------
     Total Costs Incurred                                          $    601,556
                                                                   =============

The Company engaged an independent petroleum engineer to evaluate the Company's unproved oil and gas reserves as of December 31, 2010. Based on the report prepared by the engineer, the Company will need to raise approximately $1,450,000 in order to begin developing its oil and gas properties.

Results of Operations from Oil and Gas Producing Activities:

During the period from January 28, 2010 (inception) through December 31, 2010 the company spent $ 122,720 on lease development activities.

(18) STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS

The Company approved a stock option plan in October 2010 ("2010 Stock Option Plan") to provide incentives to employees, directors, officers, and consultants and under which 5,000,000 shares of common stock have been reserved for issuance. The options are non-statutory stock options and are valued at the fair market value of the stock on the date of grant. The stock subject to the option on the date of the grant and, in some cases, may not be less than 110% of such fair market value. The exercise price of non-statutory options may not be less than 100% of the fair market value of the stock on the date of grant. The options expire 5 years after the date of grant.

On October 15, 2010, the Board of Directors granted 150,000 of options under this 2010 Stock Option Plan. The Company granted 150,000 options in aggregate, to one employee pursuant to an employment agreement. These options were granted at a price of $ 0.30 per share. 75,000 options vest on May 31, 2011 and 75,000 on May 3, 2012. As of April 18, 2011 no options have been exercised.

                           PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the period from January 28, 2010 (Inception) through
                               December 31, 2010



(18) STOCK OPTIONS/STOCK-BASED COMPENSATION AND WARRANTS (continued)

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10-55. This statement requires the Company to record an expense associated with the fair value of stock-based compensation. The Company uses the Black- Scholes option valuation model to calculate stock-based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. The Company used the simplified method to determine the expected term of the options due to the lack of sufficient historical data. Changes in these assumptions can materially affect the fair value estimate. The total fair value of the options is recognized as compensation over the vesting period.

(19) EMPLOYMENT AGREEMENT

The President and CEO Ron Polli has an employment agreement with the Company. The agreement provides for an annual salary of $ 60,000 per annum based on weeks worked and a provision to be granted options under a separate option agreement as disclosed in Note 18. The agreement can be terminated with 30 days notice by either party.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

On June 17, 2008 the board of directors of the Company replaced STS Partners with Turner Stone & Company, LLC as our auditors. There have been no disagreements with our accountants on issues of accounting or financial disclosures.

Item 9A(T). Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its President and Chief Executive Officer, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K - were not effective because of the late filing of the Company's annual financial statements. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that the Company's internal control over financial reporting were not effective because of the late filing of the Company's annual financial statements as of December 31, 2010.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period ended from January 28, 2010 (inception) to December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

================= ============================= ===== =======================
     Name          Position Held with the        Age    Date First Elected
                       Corporation                         / Appointed
================= ============================= ===== =======================
Ron Polli         President and CEO              45       July 1, 2010
----------------- ----------------------------- ----- -----------------------
Brian Kennedy     Director and CFO               55       April 5, 2010
----------------- ----------------------------- ----- -----------------------

Business Experience
===================

The following is a brief account of the education and business experience of each director, executive officer and key employee, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Ron Polli has over 25 years experience in executive management and business development and has had marketing and sales leadership roles within the technology industry.

Prior to accepting this new position, Mr. Polli was appointed on May 21, 2010 as President of the Company's technology subsidiary, Paradigm Integrated Technology Solutions Inc. Prior to his appointment, Mr. Polli had been consulting with the Paradigm Oil and Gas management team since September 2009.

Since 2009, Mr. Polli was President of Stripper Solutions LLC, a distributor for BlackStorm Flexible Tubing Systems, a new and patented product for the production of oil in shallow wells. Here Mr. Polli developed a distribution network, recruiting distributors both nationally and internationally, focusing on new and innovative technologies in the oil recovery industry.

Brian Kennedy has over 30 years of business experience and during his career has held several CEO and CFO positions with both public and private companies. His experience spans areas of general management, business planning, accounting and financial reporting, treasury functions, intellectual property and licensing, mergers and acquisitions, and Board of Director positions.

Mr. Kennedy is a Chartered Accountant and has a Bachelor of Business Administration degree from York University.

Previously Mr. Kennedy was CEO of Luxell Technologies, listed on the Toronto Stock Exchange, where under his leadership grew the company from a $0.25 share value to over $9.00. Over the last 3 years, Mr. Kennedy worked on numerous oil and gas recovery projects, whereby utilizing new technologies he successfully increased the production output of the wells.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

      1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all compensation paid or accrued by us to our President and Chief Executive Officer and Chief Financial Officer during the fiscal period ended December 31, 2010. None of the officer receives compensation in excess of $100,000 per year.

                                                          Long-Term
 Name and                Annual Compensation         Compensation Awards
 Principal       Fiscal                       Stock Options         All Other
 Position         Year    Salary    Bonus       Granted           Compensation
------------------------------------------------------------- ------------------
Ron Polli         2010   $33,387       --        150,000                --
President                                             --

Brian Kennedy     2010   $58,915       --             --                --
Chief Financial
Officer

Stock Option Grants

During the period ended from January 28, 2010 (inception) to December 31, 2010 we granted - on October 14, 2010, 150,000 stock options at a strike price of $
0.30 to Ron Polli. 75,000 vest on May 31, 2011 and 75,000 vest on May 3, 2012. The options expire 5 years from the date of granting.

Options Exercised and Year-End Option Values

The following table sets forth certain information regarding the value of unexercised options held by the named executive officer as of December 31, 2010.

Fiscal Year-End Option Values(1)

              Shares       Value          Number of Shares         Value of Unexercised
             Acquired     Realized      Underlying Unexercised      In-the-Money Options
              upon          From               Options at                Options at
             Exercise    Exercise          December 31, 2010        at December 31, 2010
Name        of Options   Of Options   Exercisable  Unexercisable  Exercisable  Unexercisable
---------------------------------------------------------------------------------------------
Ron Polli         --        --          --           150,000          $ --          $ 4,500

Stock Option Plan

Paradigm has a stock option plan for officers, directors, employees or consultants. 150,000 options have been granted under this plan issued to Ron Polli as indicated above. Options granted remain in effect for 5 years.

Compensation of Directors

The Company does not pay any compensation to directors.

Director Compensation

                                               Non-equity  Nonqualified
                 Fees earned                    incentive    deferred
                  or paid     Stock   Option      plan      compensation   All other
                  in cash     awards  awards   compensation   earnings   compensation   Total
 Name               ($)        ($)     ($)         ($)          ($)           ($)        ($)
---------------------------------------------------------------------------------------------
Brian Kennedy       $0         --      --          --           --            --          $0
Marc Juliar         $0         --      --          --           --            --          $0

Marc Juliar resigned on June 21, 2010
Brian Kennedy was appointed on April 5, 2010

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

Employment Agreements

Ron Polli has an employment agreement with the Company. The agreement provides for an annual salary of $ 60,000 per annum based on weeks worked and a provision to be granted options under a separate option agreement as noted above. The agreement can be terminated with 30 days notice by either party.

There are no other other management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 18, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

================================================================================
    Name of                            Amount and Nature           Percentage of
    Beneficial Owner                of Beneficial Ownership          Class(1)
================================================================================
Black Pearl Petroleum Inc               25,200,000                    47.29%
--------------------------------------------------------------------------------
Brian Kennedy                            2,100,000 (Director)          3.94%
--------------------------------------------------------------------------------
Asia Investment Real Estate Group        2,100,000 (Director)          3.94%
Corp
================================================================================

      (1) Based on 53,287,826 shares outstanding as of April 18, 2011 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Item 13. Certain Relationships and Related Transactions and Director
Independence.

The Related Party Receivable of $ 45,807 was advanced to a related for acquisitions.

The Shareholder loan of $ 76,546 is owing to a shareholder/officer of the Company.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional services rendered by Turner Stone & Company for the audit of the Company's financial statements as of the year end December 31, 2010.

                                      Period Ended
                                          2010
                                      ------------

Audit Fees                             $  12,500
Audit Related Fees                     $       -
Tax Fees                               $       -
All other Fees                         $  12,000

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as a part of this Report:

1. Financial Statements. The following financial statements of Paradigm Oil & Gas, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheet as of December 31, 2010.

Statements of Operations for the period ended from January 28, 2010(inception) to December 31, 2010.

Statement of Comprehensive Loss for the period ended from January 28, 2010(inception) to December 31, 2010.

Statements of Changes in Stockholders' Equity for the period from January 28, 2010(inception) to December 31, 2010.

Statements of Cash Flows for the period ended from January 28, 2010(inception) to December 31, 2010.

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

                                   SIGNATURES
                                   ==========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PARADIGM OIL AND GAS, INC.
                                --------------------------
                                      (Registrant)


             By: /s/ Brian Kennedy
                 ---------------------------------------------------
                 Brian Kennedy, Director and Chief Financial Officer

             By: /s/ Ron Polli
                 ---------------------------------------------------
                 Ron Polli, President and Chief Executive Officer


Date: April 18, 2011


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------