Form 10-Q
period 2011-03-31
Paradigm Oil & Gas, Inc.
filed 2011-05-20
CIK 1191354

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------

                                   FORM 10-Q

                        -------------------------------

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter year ended March 31, 2011

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                 For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                 Nevada                                      33-1037546
    -------------------------------                    -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

               123 E. Market St
                Mabank, Texas,
           United States of America                           75147
------------------------------------------            ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q -- Yes No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


          Large accelerated filer                   Accelerated filer

          Non-accelerated                          Smaller reporting company [X]
           (Do not check if a smaller reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes No [X]

The Company's stock is traded on the OTC-BB. As of May 20, 2011, there were 23,887,826 shares of stock held by non-affiliates. As of May 20, 2011, 53,287,826 shares of the common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------
                                                                         Page
                                                                        ------

Consolidated Balance Sheets at March 31, 2011 and December 31,
  2010.................................................................    F-2

Consolidated Statements of Operations for the three months ended
  March 31, 2011 and for the periods from January 28, 2010 (inception)
  through March 31, 2010 and through March 31, 2011....................    F-3

Consolidated Statements of Comprehensive (Loss) for the three months ended March 31, 2011 and for the periods from January 28, 2010
  (inception) through March 31, 2010 and through March 31, 2011........    F-4

Consolidated Statement of Changes in Shareholders' Equity for
  the period from January 28, 2010 (inception) through March 31,
  2011.................................................................    F-5

Consolidated Statements of Cash Flows for the three months
  ended March 31, 2011 and for the periods from January 28,
  2010 (inception) through March 31, 2010 and through March 31,
  2011.................................................................    F-6

Notes to Consolidated Financial Statements.............................    F-7

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Consolidated Balance Sheets
                               March 31, 2011 and
                               December 31, 2010


                                                    March 31,      December 31,
                                                      2011             2010
                                                  -------------   --------------
                     Assets                        (Unaudited)

Current assets:
 Cash                                             $      32,635   $      68,644
 Employee advances                                        7,059           7,059
 Note receivable                                         25,050          25,050
 Related party receivable                                42,807          45,807
 Inventory                                                7,823           7,823
                                                  -------------   --------------
       Total current assets                             115,374         154,383
                                                  -------------   --------------

 Furniture and fixtures, net of $ 2,965 in
   accumulated depreciation                              21,387          22,605
 Production equipment                                   196,124         196,124
 Natural gas and oil properties
    Unproved (Note 3)                                   601,566         601,566
                                                  -------------   --------------
                                                        819,077         820,295
                                                  -------------   --------------

   Bond RRC                                              52,500          52,500
                                                  -------------   --------------

            Total assets                          $     986,951   $   1,027,178
                                                  =============   ==============

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued liabilities         $     170,179   $     168,210
 Advances from shareholder                               76,546          76,546
 Short term convertible notes and accrued
  interest                                              206,118         143,885
 Short term loan                                         10,000               -
 Note payable and accrued interest                       99,573          96,066
                                                  -------------   --------------

            Total current liabilities                   562,416         484,707
                                                  -------------   --------------

            Total liabilities                           562,416         484,707
                                                  -------------   --------------

Shareholders' equity:
 Preferred stock, $.001 par value, 10,000,000
   shares authorized, none issued or outstanding             --              --
 Common stock, $.001 par value; 300,000,000
   shares authorized, 53,287,826 shares issued
   and outstanding                                       53,288          53,288
 Additional paid-in capital                           2,991,674       2,981,174
 Accumulated deficit during the exploration stage    (2,600,634)     (2,477,707)
 Accumulated comprehensive income                       (19,793)        (14,284)
                                                  -------------   --------------

            Total shareholders' equity                  424,535         542,471
                                                  -------------   --------------

                                                  $     986,951   $   1,027,178
                                                  =============   ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Operations
                   For the three months ended March 31, 2011
              and for the period from January 28, 2010 (Inception)
               through March 31, 2010 and through March 31, 2011


                                                                    January 28,
                                                                       2010
                                  Three Months                      (Inception)
                                     Ended         Period Ended       Through
                                    March 31,        March 31,       March 31,
                                      2011             2010             2011
                                 --------------   -------------   --------------
Field operation expenses:
  Labor                          $       38,138   $          --   $     111,979
  Lease costs                             2,097              --          16,882
  Legal                                      --              --          10,000
  Maintenance                            12,363           2,500          15,412
  Natural gas and oil
    exploration costs                       277             452           1,729
  Travel                                  2,021              --          16,043
  Utilities                               1,262           1,225           6,833
                                 --------------   -------------   --------------
       Total field operation
       expenses                          56,158           4,177         178,878
                                 --------------   -------------   --------------

General expenses:
  Accounting and audit                    4,235           2,500          64,160
  Administration                         10,055              --          23,021
  Advertising and promotion                  41             258             611
  Depreciation                            1,218              --           2,965
  Foreign exchange loss                      --           1,700              --
  Insurance                                 465              --           1,247
  Interest                                9,909           1,200          16,014
  Investor relations                      1,684              --          11,559
  Legal fees                                 --          19,058          26,615
  Management fees                        15,000          19,418         107,302
  Meals and entertainment                   646             110           2,351
  Office                                     --             734          13,632
  Office maintenance                         --              --           2,157
  Professional and consulting
    fees                                  3,686              37          61,873
  Rent                                    2,250              --           4,500
  Stock options                          10,500              --          10,500
  Telephone                               1,188           1,178          13,459
  Transfer agent fees                     1,813             615           7,207
  Travel                                  2,547           1,278          18,820
  Utilities                               1,532              --           2,479
                                 --------------   -------------   --------------
       Total general expenses            66,769          48,086         390,472
                                 --------------   -------------   --------------

       Loss from operations            (122,927)        (52,263)       (569,350)

       Other expense:
         Assumption of
          liabilities in
          acquisition                        --         633,279         633,279
         Loss from shares issued
          on debt conversion                 --       1,440,000       1,398,005

                                 --------------   -------------   --------------
         Net loss                $     (122,927)  $  (2,125,542)  $  (2,600,634)
                                 ==============   =============   ==============

Basic and diluted loss per share $        (0.00)  $       (0.04)
                                 ==============   =============

Basic and diluted weighted
  average common shares
  outstanding                        53,287,826      50,462,262
                                 ==============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                Consolidated Statements of Comprehensive (Loss)
                   For the three months ended March 31, 2011
              and for the period from January 28, 2010 (Inception)
               through March 31, 2010 and through March 31, 2011

                                                                    January 28,
                                                                       2010
                                  Three Months                     (Inception)
                                     Ended        Period Ended       Through
                                    March 31,       March 31,        March 31,
                                      2011            2010             2011
                                 --------------   -------------   --------------

Net loss                         $     (122,927)  $  (2,125,542)  $  (2,600,634)

Other comprehensive loss:
  Foreign currency translation
    adjustments                          (5,509)         (7,358)        (19,793)
                                 --------------   -------------   --------------

Comprehensive loss               $     (128,436)  $  (2,132,900)  $  (2,620,427)
                                 ==============   =============   ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                           PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
            Consolidated Statement of Changes in Shareholders Equity
                For the period from January 28, 2010 (Inception)
                             through March 31, 2011


                                                                    Additional                           Other
                                          Common Stock               Paid-In         Accumulated      Comprehensive
                                      Shares        Par Value        Capital           Deficit            Loss             Total
                                 --------------   -------------   --------------   ---------------   ---------------   -------------
Balance at January 28, 2010
 (inception)                            188,058   $         188   $      541,351   $            --   $            --   $    541,539

  Issuance of common stock
    for acquisition                  42,000,000          42,000        8,358,000                --                --      8,400,000

  Adjustment to record basis in
    Intergrated Oil and Gas
    Solutions Inc.                           --              --       (8,400,000)               --                --     (8,400,000)
                                 --------------   -------------   --------------   ---------------   ---------------   -------------

  Balance at January 28, 2010
    after reverse acquisition        42,188,058          42,188          499,351                --                --        541,539

  Common stock issued February 2
    on conversion of debt             9,000,000           9,000        1,791,000                --                --      1,800,000

  Common stock issued September
    28 on conversion of debt          2,099,768           2,100          690,823                --                --        692,923

  Net loss                                   --              --               --        (2,477,707)               --     (2,477,707)

  Foreign currency translation
    adjustment                               --              --               --                --           (14,284)       (14,284)
                                 --------------   -------------   --------------   ---------------   ---------------   -------------

Balance at December 31, 2010         53,287,826          53,288        2,981,174        (2,477,707)          (14,284)       542,471

  Net loss                                   --              --               --          (122,927)               --       (122,927)

  Stock options                              --              --           10,500                --                --         10,500

  Foreign currency translation
    adjustment                               --              --               --                --           (5,509)         (5,509)
                                 --------------   -------------   --------------   ---------------   ---------------   -------------

Balance at March 31, 2011            53,287,826   $      53,288   $    2,991,674   $    (2,600,634)  $       (19,793)  $    424,535
                                 ==============   =============   ==============   ===============   ===============   =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Cash Flows
                   For the three months ended March 31, 2011
                    and for the period from January 28, 2010
         (Inception) through March 31, 2010 and through March 31, 2011


                                                                    January 28,
                                                                       2010
                                  Three Months                      (Inception)
                                     Ended        Period Ended        Through
                                    March 31,        March 31,        March 31,
                                      2011             2010             2011
                                 --------------   -------------   --------------
Cash flows from operating
   activities:
  Net loss                       $     (122,927)  $  (2,125,542)  $  (2,600,634)
  Adjustments to reconcile net
   loss to net cash used
   in operating activities:
     Non cash interest                       --           1,200              --
     Stock options                       10,500              --          10,500
     Depreciation                         1,218              --           2,965
     Assumption of liabilities
       in acquisition                        --         633,279         633,279
     Loss from shares issued on
        debt conversion                      --       1,440,000       1,398,005
                                 --------------   -------------   --------------
                                       (111,209)        (51,063)       (555,885)

  Changes in operating assets
    and liabilities:
  Employee advances                          --              --          (7,059)
  Inventory                                  --              --          (7,823)
  Accrued interest                        4,733              --          10,808
  Accounts payable and accrued
    liabilities                             (33)         19,644          11,894
                                 --------------   -------------   --------------
               Net cash used in
               operating
               activities              (106,509)        (31,419)       (548,065)

Cash flows from (used in)
 investing activities:
  Note receivable                            --              --         (25,050)
  Related party receivable                3,000              --         (42,807)
  Bond RRC                                   --              --         (52,500)
  Furniture and fixtures                     --              --         (24,352)
  Production equipment                       --              --        (196,124)
  Purchases on natural gas and
    oil properties                           --         (15,742)        (60,027)
  Cash acquired in acquisition               --             121             121
                                 --------------   -------------   --------------

               Net cash used in
               investing
               activities                 3,000         (15,621)       (400,739)
                                 --------------   -------------   --------------

Cash flows from financing
 activities:
  Proceeds from convertible
    debenture payable                        --              --         734,918
  Proceeds from advances from
    shareholder                              --          54,051          54,051
  Repayments for advances from
    shareholder                              --              --         (17,530)
  Proceeds from short term
    convertible notes                    57,500              --         200,000
  Proceeds from short term loan          15,000              --          15,000
  Payments on short term loan            (5,000)                         (5,000)
                                 --------------   -------------   --------------
               Net cash
               provided by
               financing
               activities                67,500          54,051         981,439
                                 --------------   -------------   --------------

               Net change in cash       (36,009)          7,011          32,635

Cash, beginning of period                68,644              --              --
                                 --------------   -------------   --------------

Cash, end of period              $       32,635   $       7,011   $      32,635
                                 ==============   =============   ==============

Supplemental disclosure of cash
 flow information:
  Foreign currency translation
    of liabilities               $       (5,509)  $      (7,358)  $     (19,793)
  Assumption of accounts payable
    in acquisition                           --   $     147,510   $     147,510
  Assumption of advances from
    shareholder in acquisition               --   $      40,025   $      40,025
  Assumption of note payable in
    acquisition                              --   $      85,864   $      85,864
  Assumption of convertible debt
    in acquisition                           --   $     360,000   $     360,000
  Issuance of common stock for
    convertible debt                         --   $    (360,000)  $  (1,094,918)


                  The accompanying notes are an integral part of these consolidated financial statements.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the three months ended March 31, 2011
                            and for the period from
              January 28, 2010 (inception) through March 31, 2010
                           and through March 31, 2011



1. UNAUDITED INFORMATION

The consolidated balance sheet of Paradigm Oil & Gas, Inc. (the "Company") as of March 31, 2011, and the consolidated statements of operations for the three months ended March 31, 2011 and for the period ended from January 28, 2010 (Inception) to March 31, 2010 and through March 31, 2011 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the consolidated financial position of the Company as of March 31, 2011, and the results of operations for the three months ended March 31, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading. Interim period results are not necessarily indicative of the results to be achieved for an entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements included in the Company's consolidated financial statements as filed on Form 10-K for the year ended December 31, 2010.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,600,634 for the period from January 28, 2010 (inception) through March 31, 2011.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

During the period ended March 31, 2011, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

3. OIL AND GAS INTERESTS

The Oil and Gas Interests are accounted for on a consolidated basis as follows;

                                                                     March 31,
                                                                       2011
                                                                  --------------
Chilson Property
  Acquisition cost January 28, 2010                               $     121,774
  Cost of work program                                                   21,350
                                                                  --------------
                                                                  $     143,124
                                                                  --------------
Lett Finlay Property
  Acquisition cost January 28, 2010                               $     308,708
                                                                  --------------
                                                                  $     308,708
                                                                  --------------
Lumpkin  Property
  Acquisition cost January 28, 2010                               $     111,057
                                                                  --------------
                                                                  $     111,057
                                                                  --------------
Chilson B
  Acquisition cost June 30, 2010                                  $      17,977
                                                                  --------------
                                                                  $      17,977
                                                                  --------------
Corsicana
  Acquisition cost June 22, 2010                                  $      20,700
                                                                  --------------
                                                                  $      20,700
                                                                  --------------
Todd Creek Property
  Acquisition cost                                                $     298,631
  Cash call                                                              52,102
  Refund                                                                (17,022)
  Written off                                                           (50,000)
  Impairment expense                                                   (283,711)
                                                                  --------------
                                                                  $           -
                                                                  --------------
Hillsprings Property
  Acquisition cost                                                $     207,383
  Impairment expense                                                   (207,383)
                                                                  --------------
                                                                  $           -
                                                                  --------------
Sawn Lake Property
Farmout and option agreement                                      $     152,423
Impairment expense                                                     (152,423)
                                                                  --------------
                                                                              -
Total Oil and Gas Interests                                       $     601,566
                                                                  ==============

4. SHORT TERM CONVERTIBLE NOTES

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

Conversion Price During Major Announcements
-------------------------------------------

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

                                                                    March  31,
                                                                       2011
                                                                  --------------
           Issue Date
           October 6, 2010                                        $      50,000
           November 18, 2010                                             40,000
           December 20, 2010                                             52,500
           January 28, 2011                                              32,500
           March 9, 2011                                                 25,000
                                                                  --------------
                                                                        200,000
           Accrued Interest                                               6,118
                                                                  --------------
                                                                  $     206,118
                                                                  ==============

The Company is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the notes (based on the Conversion Price of the Notes in effect from time to time).

Failure to Deliver Common Stock Prior to Deadline.
--------------------------------------------------

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

5. SHORT TERM LOAN

On March 9, 2011 the Company entered into a short term merchant account loan agreement for $15,000. The loan is secured by future sales/receivables and carries an annual interest of rate of 15%. Daily payments are made against the amount outstanding at a rate of up to $460 per day. As of March 31, 2011, $10,000 was outstanding.

6. NOTE PAYABLE

The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in note 11 of the December 31, 2010 financial statements.

                                                                     March 31,
                                                                       2011
                                                                  --------------
           1132559 Alberta Ltd                                    $      99,573
                                                                  --------------
                                                                  $      99,573
                                                                  ==============

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

c) On September 28, 2010 a convertible note in the amount of $ 734,918 was converted at $ 0.35 per share for a total of 2,099,768 Common Shares at a par value of $ 2,100. Additional paid in capital increased by $ 690,823. The share price was $ 0.33 on the closing of this transaction, as a result a gain of $ 41,995 was recognized and recorded as a Gain from issued shares on debt conversion.

As of May 15, 2011 there were 53,287,826 Common Shares outstanding.

8. RELATED PARTY TRANSACTIONS

A Shareholder of the Company has advances outstanding to the Company of $ 76,546 at March 31, 2011. The advances are interest free and have no formal terms of repayment. A related party to the Company has an amount due to the Company of $ 42,807 at March 31, 2011.

9. CONTRACTUAL OBLIGATIONS AND COMMITMENTS

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

On May 20, 2010 the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 196,124 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production and is currently being demonstrated for commercial use.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of oil and gas in for the first quarter ended, March 31, 2011.

Consolidated operating expenses for the first quarter ended March 31, 2011 amounted $ 122,927 compared to $ 52,263 for the prior year's period from January 28, 2010 (Inception) through March 31, 2010. The Consolidated operating expenses for the quarter ended March 31, 2011 were consistent with the prior quarters.

The increase in expenses over the prior year is attributable to the increased activity the Company is experiencing with the work programs on the existing properties and increased general expenses to support the Company's growth.

Overall field operation expenses for the first quarter totaled $56,158 compared to $4,177 in prior years first quarter.

More specifically during the quarter the work programs continued on the properties to bring them to a producing state. The major changes were, Labor charges which amounted to $38,138 compared to no activity last year. Maintenance increased to $12,363 compared to $2,500 for the previous years period.

March 31, 2011 first quarter general expenses totaled $66,769 compared to $48,086 for prior year's period ended March 31, 2010. The overall quarter over quarter increase was mostly attributable to Administration fees of $10,005 and the expensing of stock options previously issued in the amount of $10,500.

Interest charges increased to $9,909 compared to $1,200 in the previous year due to the increase in loans the Company entered into to fund operations. Rent charges of $2,250 per quarter are now being incurred compared to no charges in last year's first quarter.

Legal fees were reduced to nil in the March 31, 2011 first quarter compared to the prior year's $19,058 which were attributed to the reverse merger.

All other costs were in line with the current level of activity at the company and consistent with the prior quarter.

Other Income/(Expense) Items;

During the first quarter ended March 31, 2011, there were no Other Income/(Expense) items, however in the prior year's first quarter period the following items occurred;

Gain from share issue on debt conversion

On September 28, 2010 a convertible note in the amount of $ 734,918 was converted at $ 0.35 per share for a total of 2,099,768 Common Shares. The share price was $ 0.33 on the closing of this transaction. As a result a gain of $ 41,995 was as a Gain from issued shares on debt conversion.

Expense on Assumption of Liabilities on Acquisition

On a year to date basis there was an expense on assumption of liabilities on acquisition which was booked in the period ended March 31, 2010.

On the effective date of the acquisition, additional paid in capital was increased by $ 8,358,000. This was offset by $ 8,400,000 to record the basis in Intergrated Oil and Gas Solutions Inc. An expense of $ 633,279 was then recorded to recognize the assumption of liabilities on the acquisition.

Loss from share issue on debt conversion

On the effective date of the conversion, additional paid in Capital was increased by $ 1,791,000. A loss of $ 1,440,000 was then recognized to match the conversion to the book value of the convertible debenture.

These charges were booked in the period ended March 31, 2010.

Net Loss for the first quarter ended March 31, 2011 amounted to $122,927 compared to a Net Loss of $2,125,542 for the prior year's period ended March 31, 2011.

Current Assets

As of March 31, 2011 cash was recorded at $32,635. Employee Advances were $7,049 to cover contractors and employees performing field services. A note receivable of $ 25,050 was set up for work that was performed on the Corsicana property and is owing to the Company from the other working interest owner on the property, a $ 45,807 related party receivable was advanced for acquisitions and $ 52,500 was sent to the Texas Railroad Commission for the prepaid operating bond and set up fee recorded as Bond RRC.

With the purchase of one of the leases, there was existing Oil in the storage tank on the lease and additional oil was collected from a test run of the Transportable Enhanced Oil Recovery Platform which amounted to $ 7,823 which has been accounted for as inventory.

Production Equipment $ 196,124

During the 2nd quarter the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use. The system is now being demonstrated for commercial use.

Natural Gas and Oil Properties

Natural gas and oil properties remained at $ 601,566.

Liquidity and Capital Resources

For the period ended March 31, 2011 we have yet to generate any revenues from our business operations.

Since inception, we have received loans or used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses, acquisitions and to repay outstanding indebtedness. Net cash provided by financing activities for the period ended March 31, 2011 was $67,500, all provided by way of $57,500 in convertible notes payable and $10,000 was provided by way of short term merchant loan.

As of March 31, 2011 our total assets which consist of cash, advances, inventory, a note receivable and related party receivable, furniture, production equipment and oil and gas properties and a bond with the Texas Railroad Commission amounted to $986,951 and our total liabilities increased to $562,416 primarily from the increase in short term convertible notes.

Working capital stood at $(447,042). Management continues to source additional financing and analyze Oil production acquisitions to support the Company's cash requirements during the Company's development phase. There are no assurances that the Company will be successful with these initiatives.

For the quarter ended March 31, 2011 our net loss was $(122,927) or ($0.00) per share. The loss per share was based on a period weighted average of 53,287,826 common shares outstanding.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the period ended March 31, 2011 covered by this Form 10-Q, were effective.

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


                                 Paradigm Oil & Gas, Inc.

                                 By  /s/ Ron Polli
                                     -------------------------------------
                                     President and Chief Executive Officer

Date: March 20, 2011             By: /s/ Brian Kennedy
                                     -------------------------------------
                                     Brian Kennedy
                                     Chief Financial Officer

--------------------------------------------------------------------------------