Form 10-Q
period 2011-06-30
Paradigm Oil & Gas, Inc.
filed 2011-08-22
CIK 1191354

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         -----------------------------

                                   FORM 10-Q

                         -----------------------------

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter year ended June 30, 2011

[]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _____ to _______

                       Commission file number: 333-103780
                       ----------------------------------

                           PARADIGM OIL AND GAS, INC.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

             Nevada                                              33-1037546
--------------------------------                             -------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

               123 E. Market St                                      75147
                Mabank, Texas,
           United States of America
-----------------------------------------------                 --------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. Yes No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer                      Accelerated filer

      Non-accelerated                              Smaller reporting company [X]
      (Do not check if a smaller reporting company) filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes No [X]

The Company's stock is traded on the OTC-BB. As of August 22, 2011, there were 23,887,826 shares of stock held by non-affiliates. As of August 22, 2011, 54,803,140 shares of the common stock of the registrant were outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           -----

Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.....     F-2

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and three months ended June 30, 2010 and for the periods from January 28, 2010 (inception) through June 30, 2010
  and through June 30, 2011............................................     F-3

Consolidated Statements of Comprehensive (Loss) for the six months ended June 30, 2011 and for the periods from January 28, 2010
  (inception) through June 30, 2010 and through June 30, 2011..........     F-4

Consolidated Statement of Changes in Shareholders' Equity for
  the period from January 28, 2010 (inception) through June 30, 2011...     F-5

Consolidated Statements of Cash Flows for the six months ended
  June 30, 2011 and for the periods from January 28, 2010 (inception)
  through June 30, 2010 and through June 30, 2011......................     F-6

Notes to Consolidated Financial Statements.............................     F-7

                          PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                          Consolidated Balance Sheets
                               June 30, 2011 and
                               December 31, 2010


                                                       June 30,     December 31,
                                                         2011           2010
                                                    -------------  -------------
                                                     (Unaudited)
                     Assets
Current assets:
  Cash                                              $      24,177  $     68,644
  Employee advances                                         7,559         7,059
  Note receivable                                          28,050        25,050
  Related party receivable                                 60,264        45,807
  Inventory                                                 7,823         7,823
                                                    -------------  -------------
          Total current assets                            127,873       154,383
                                                    -------------  -------------

  Furniture and fixtures,
     net of $ 4,183-$ 2,436 in
     accumulated depreciation                              20,169        22,605
  Production equipment                                    196,124       196,124
  Natural gas and oil properties
    Unproved (Note 3)                                     601,566       601,566
                                                    -------------  -------------
                                                          817,859       820,295
                                                    -------------  -------------

  Bond RRC                                                 52,500        52,500
                                                    -------------  -------------

                  Total assets                      $     998,232  $  1,027,178
                                                    =============  =============

        Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities          $     192,036  $    168,210
  Advances from shareholder                                62,046        76,546
  Short term convertible notes and accrued
    interest                                              147,669       143,885
  Short term loan                                           4,110            --
  Note payable and accrued interest                       101,609        96,066
                                                    -------------  -------------
          Total current liabilities                       507,470       484,707
                                                    -------------  -------------

          Total liabilities                               507,470       484,707
                                                    -------------  -------------

Shareholders' equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or
    outstanding                                                --            --
  Common stock, $.001 par value; 300,000,000
    shares authorized, 54,803,140 and 53,287,826
    shares issued and outstanding                          54,804        53,288
  Additional paid-in capital                            3,138,786     2,981,174
  Accumulated deficit during the exploration
    stage                                              (2,681,163)   (2,477,707)
  Accumulated comprehensive income                        (21,665)      (14,284)
                                                    -------------  -------------

          Total shareholders' equity                      490,762       542,471
                                                    -------------  -------------

                                                    $     998,232  $  1,027,178
                                                    =============  =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         Paradigm Oil and Gas, Inc
                         (an Exploration Stage Company)
                     Consolidated Statements of Operations
            For the three months and six months ended June 30, 2011
                      and three months ended June 30,2010
         and for the periods from January 28, 2010 (inception) through
                    June 30, 2010 and through June 30, 2011

                                                                                    January 28,      January 28,
                                                                                       2010             2010
                                      Three Months   Three Months    Six Months     (Inception)     (Inception)
                                         Ended          Ended          Ended          Through         Through
                                        June 30,       June 30,        June 30,       June 30,         June 30,
                                         2011           2010            2011            2010            2011
                                     -------------  -------------  --------------  --------------  --------------
Field operation expenses:
  Labor                              $      16,063  $      30,041  $       54,201  $       30,041  $     128,042
  Lease costs                                1,319         13,613           3,416          13,613         18,201
  Legal                                      1,508             --           1,508              --         11,508
  Maintenance                                2,190          6,683          14,553           9,183         17,602
  Natural gas and oil
    exploration costs                          132            240             409             692          1,861
  Travel                                     1,774             --           3,795              --         17,817
  Utilities                                   -322          5,571             940           5,571          6,511
                                     -------------  -------------  --------------  --------------  --------------
          Total field
          operation expenses                22,664         56,148          78,822          59,100        201,542
                                     -------------  -------------  --------------  --------------  --------------

General expenses:
  Accounting and audit                       4,001         12,845           8,236          15,345         68,161
  Administration                             9,433             --          19,488              --         32,454
  Advertising and promotion                     --          6,698              41           6,956            611
  Depreciation                               1,218             --           2,436              --          4,183
  Foreign exchange loss                         --         -1,700              --                             --
  Insurance                                    216            782             681             782          1,463
  Interest                                    -372          1,145           9,537           2,345         15,642
  Investor relations                         3,000             --           4,684              --         14,559
  Legal fees                                   833         30,692             833          49,750         27,448
  Management fees                           22,500         26,847          37,500          46,265        129,802
  Meals and entertainment                      116          1,386             762           1,496          2,467
  Office                                       338          4,943             338           5,677         13,970
  Office maintenance                            --             --              --              --          2,157
  Professional and consulting
    fees                                     8,073          4,921          11,759           4,958         69,946
  Rent                                       1,547             --           3,797              --          6,047
  Stock options                                 --             --          10,500              --         10,500
  Telephone                                  3,288          3,722           4,476           4,900         16,747
  Transfer agent fees                        2,050          1,494           3,863           2,109          9,257
  Travel                                       776          7,517           3,323           8,795         19,596
  Utilities                                    848             65           2,380           1,290          3,327
                                     -------------  -------------  --------------  --------------  --------------
          Total general
          expenses                          57,865        101,357         124,634         150,668        448,337
                                     -------------  -------------  --------------  --------------  --------------

Loss from operations                       (80,529)      (157,505)       (203,456)       (209,768)      (649,879)

Other expense:
  Assumption of liabilities
   in acquisition                               --             --              --         633,279        633,279
  Loss from shares issued
   on debt conversion, net
   (Note 7)                                     --             --              --       1,440,000      1,398,005
                                     -------------  -------------  --------------  --------------  --------------
          Net loss                   $     (80,529) $    (157,505) $     (203,456)     (2,283,047) $  (2,681,163)
                                     =============  =============  ==============  ==============  ==============

Basic and diluted loss per
  share                              $       (0.00) $       (0.00) $        (0.00) $        (0.05)
                                     =============  =============  ==============  ==============

Basic and diluted weighted
   average common shares
   outstanding                          53,287,826     53,287,826      53,287,826      50,462,262
                                     =============  =============  ==============  ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           PARADIGM OIL AND GAS, INC.
                         (An Exploration Stage Company)
                Consolidated Statements of Comprehensive (Loss)
        For the six months ended June 30, 2011 and for the periods from
  January 28, 2010 (Inception) through June 30, 2010 and through June 30, 2011


                                                     January 28,    January 28,
                                                         2010         2010
                                      Six Months     (Inception)    (Inception)
                                        Ended          Through       Through
                                       June 30,        June 30,      June 30,
                                         2011            2010          2011
                                     -------------  -------------  -------------

Net loss                             $    (203,456) $  (2,283,047) $ (2,681,163)

Other comprehensive loss:
  Foreign currency translation
    adjustments                             (7,381)         3,872       (21,665)
                                     -------------  -------------  -------------

Comprehensive loss                   $    (210,837) $  (2,279,175) $ (2,702,828)
                                     =============  =============  =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           PARADIGM OIL AND GAS, INC
                         (An Exploration Stage Company)
            Consolidated Statement of Changes in Shareholders Equity
     For the period from January 28, 2010 (Inception) through June 30, 2011

                                                                     Additional                        Other
                                             Common Stock             Paid-In        Accumulated    Comprehensive
                                         Shares       Par Value       Capital          Deficit          Loss            Total
                                     -------------  -------------  -------------   --------------   -------------   -------------
Balance at January 28, 2010
  (inception)                              188,058  $         188  $     541,351   $           --   $          --   $    541,539

    Issuance of common stock
      for acquisition                   42,000,000         42,000      8,358,000               --              --      8,400,000

    Adjustment to record basis in
      Intergrated Oil and Gas
      Solutions Inc.                            --             --     (8,400,000)              --              --     (8,400,000)
                                     -------------  -------------  -------------   --------------   -------------   -------------

    Balance at January 28, 2010
    after reverse acquisition           42,188,058         42,188        499,351               --              --        541,539

    Common stock issued February 2
       on conversion of debt             9,000,000          9,000      1,791,000               --              --      1,800,000

    Common stock issued September 28
       on conversion of debt             2,099,768          2,100        690,823               --              --        692,923

    Net loss                                    --             --             --       (2,477,707)             --     (2,477,707)

    Foreign currency translation
       adjustment                               --             --             --               --        (14,284)        (14,284)
                                     -------------  -------------  -------------   --------------   -------------   -------------

Balance at December 31, 2010            53,287,826         53,288      2,981,174       (2,477,707)       (14,284)        542,471

    Common Stock issued on
      Conversion of Debt
      April 25                             100,874            101         14,899                                          15,000
      April 28                             120,096            120         14,880                                          15,000
      April 29                              96,077             96         11,904                                          12,000
      May 4                                 82,508             83          9,917                                          10,000
      May 24                                58,594             59          7,441                                           7,500
      May 25                               131,926            132         14,868                                          15,000
      June 1                               141,110            141         14,859                                          15,000
      June 1                                83,333             83          7,417                                           7,500
      June 3                               117,172            117         11,483                                          11,600
      June 10                              102,005            102          7,426                                           7,528
      June 23                              213,675            214         14,786                                          15,000
      June 30                              267,944            268         17,232                                          17,500

    Net loss                                    --             --             --         (203,456)             --       (203,456)

    Stock options                               --             --         10,500               --              --         10,500

    Foreign currency translation
      adjustment                                --             --             --               --          (7,381)        (7,381)
                                     -------------  -------------  -------------   --------------   -------------   -------------

Balance at June 30, 2011                54,803,140  $      54,804  $   3,138,786   $   (2,681,163)  $     (21,665)  $    490,762
                                     =============  =============  =============   ==============   =============   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           Paradigm Oil and Gas, Inc
                         (an Exploration Stage Company)
                     Consolidated Statements of Cash Flows
            For the three months and six months ended June 30, 2011
                      and three months ended June 30,2010
             and for the periods from January 28, 2010 (inception)
                through June 30, 2010 and through June 30, 2011


                                                     January 28,    January 28,
                                                         2010         2010
                                      Six Months     (Inception)    (Inception)
                                        Ended          Through       Through
                                       June 30,        June 30,      June 30,
                                         2011            2010          2011
                                     -------------  -------------  -------------

Cash flows from operating activities:
  Net loss                           $    (203,456) $  (2,283,047) $ (2,681,163)
  Adjustments to reconcile net
    loss to net cash used
    in operating activities:
     Non cash interest                          --          2,345            --
     Stock options                          10,500             --        10,500
     Depreciation                            2,436             --         4,183
     Assumption of liabilities in
       acquisition                              --        633,279       633,279
     Loss from shares issued on debt
       conversion                               --      1,440,000     1,398,005
                                     -------------  -------------  -------------
                                          (190,520)      (207,423)     (635,196)

  Changes in operating assets and
    liabilities:
  Employee advances                           (500)        (3,087)       (7,559)
  Inventory                                     --         (6,258)       (7,823)
  Accrued interest                           7,348             --        13,423
  Accounts payable and accrued
    liabilities                             19,552         10,356        31,479
                                     -------------  -------------  -------------
          Net cash used in
          operating activities            (164,120)      (206,412)     (605,676)

Cash flows from (used in) investing
  activities:
    Note receivable                         (3,000)       (25,050)      (28,050)
    Related party receivable               (14,457)            --       (60,264)
    Bond RRC                                    --             --       (52,500)
    Furniture and fixtures                      --         (1,178)      (24,352)
    Production equipment                        --       (105,183)     (196,124)
    Purchases on natural gas and
      oil properties                            --        (60,027)      (60,027)
    Cash acquired in acquisition                --            121           121
                                     -------------  -------------  -------------
          Net cash used in
          investing activities             (17,457)      (191,317)     (421,196)
                                     -------------  -------------  -------------

Cash flows from financing activities:
  Proceeds from convertible
    debenture payable                           --        494,918       734,918
  Proceeds from advances from
    shareholder                              8,000         29,521        62,051
  Repayments for advances from
    shareholder                                 --             --       (17,530)
  Proceeds from short term
    convertible notes                      125,000             --       267,500
  Proceeds from short term loan             15,000             --        15,000
  Repayments for short term loan           (10,890)            --       (10,890)
                                     -------------  -------------  -------------
          Net cash provided by
          financing activities             137,110        524,439     1,051,049
                                     -------------  -------------  -------------
          Net change in cash               (44,467)       126,710        24,177

Cash, beginning of period                   68,644             --            --
                                     -------------  -------------  -------------

Cash, end of period                  $      24,177  $     126,710  $     24,177
                                     =============  =============  =============

Supplemental disclosure of cash
  flow information:
    Foreign currency translation
      of liabilities                 $      (7,381) $      (3,872) $    (19,793)
    Assumption of accounts payable
      in acquisition                            --  $     147,510  $    147,510
    Assumption of advances from
      shareholder in acquisition                --  $      40,025  $     40,025
    Assumption of note payable in
      acquisition                               --  $      85,864  $     85,864
    Assumption of convertible debt
      in acquisition                            --  $     360,000  $    360,000
    Issuance of common stock for
      convertible debt                    (148,628) $    (360,000) $ (1,094,918)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            PARADIGM OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the six months ended June 30, 2011 and for the periods from
  January 28, 2010 (inception) through June 30, 2010 and through June 30, 2011


1.   UNAUDITED INFORMATION

The consolidated balance sheet of Paradigm Oil & Gas, Inc. (the "Company") as of June 30, 2011, and the consolidated statements of operations for the three and six months ended June 30, 2011 and three months ended June 30, 2010 and for the periods ended from January 28, 2010 (Inception) to June 30, 2010 and through June 30, 2011 have not been audited. However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the consolidated financial position of the Company as of June 30, 2011, and the results of operations for the three and six months ended June 30, 2011.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,681,163 for the period from January 28, 2010 (inception) through June 30, 2011.

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

2.   RECENT ACCOUNTING PRONOUNCEMENTS

During the period ended June 30, 2011, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

3.   OIL AND GAS INTERESTS

The Oil and Gas Interests are accounted for on a consolidated basis as follows;

                                                                      June 30,
                                                                        2011
                                                                   -------------
    Chilson Property
             Acquisition cost January 28, 2010                     $    121,774
             Cost of work program                                        21,350
                                                                   -------------
                                                                   $    143,124
                                                                   -------------
     Lett Finlay Property
             Acquisition cost January 28, 2010                     $    308,708
                                                                   -------------
                                                                   $    308,708
                                                                   -------------
    Lumpkin Property
              Acquisition cost January 28, 2010                    $    111,057
                                                                   -------------
                                                                   $    111,057
                                                                   -------------
     Chilson B
              Acquisition cost June 30, 2010                       $     17,977
                                                                   -------------
                                                                   $     17,977
                                                                   -------------
    Corsicana
              Acquisition cost June 22, 2010                       $     20,700
                                                                   -------------
                                                                   $     20,700
                                                                   -------------
    Todd Creek Property
             Acquisition cost                                      $    298,631
             Cash call                                                   52,102
             Refund                                                     (17,022)
             Written off                                                (50,000)
             Impairment expense                                        (283,711)
                                                                   -------------
                                                                   $          -
                                                                   -------------
      Hillsprings Property
             Acquisition cost                                      $    207,383
             Impairment expense                                        (207,383)
                                                                   -------------
                                                                   $          -
                                                                   -------------
    Sawn Lake Property
    Farmout and option agreement                                   $    152,423
    Impairment expense                                                 (152,423)
                                                                   -------------

    Total Oil and Gas Interests                                    $    601,566
                                                                   =============

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

                                                                    Outstanding
                                                      Convertible        at
                                                         Note         June 30,
                                                        Issued          2011
                                                    -------------  -------------
           Issue Date
           October  6, 2010                         $      50,000  $        ---
           November  18, 2010                              40,000           ---
           December 20, 2010                               52,500        20,000
           January 28,  2011                               32,500        32,500
           March  9, 2011                                  25,000        25,000
           April 29, 2011                                  32,500        32,500
           June 7, 2011                                    32,500        32,500
                                                    -------------  -------------
                                                    $     265,000       142,500
           Accrued Interest                                               5,169
                                                                   -------------
                                                                   $    147,669
                                                                   =============

During the 2nd quarter of 2011 the Company converted the convertible notes and accrued interest dated October 6, 2010, and November 18, 2010 and partially the convertible note dated December 20, 2010. (see note 7). The Company entered into additional convertible notes dated April 29, 2011 and June 7, 2011.

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

On May 23, 2011, part of a shareholder loan in the amount of $ 22,500 was exchanged for a convertible note which was then converted into 243,932 common shares (see note 7). The Convertible note was to mature on June 1, 2012 and was convertible by the holder at any time. The convertible note carried a 5% annual interest rate.

5.   SHORT TERM LOAN

On March 9, 2011 the Company entered into a short term merchant account loan agreement for $15,000. The loan is secured by future sales/receivables and carries an annual interest of rate of 15%. Daily payments are made against the amount outstanding at a rate of up to $460 per day. As of June 30, 2011, $ 4,110 was outstanding.

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

                                                                      June 30,
                                                                        2011
                                                                   -------------

       1132559 Alberta Ltd                                         $    101,609
                                                                   -------------
                                                                   $    101,609
                                                                   =============

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

d) During the 2nd quarter period from April 25, 2011 to June 30, 2011 convertible notes were converted into 1,271,382 common shares as follows:


ISSUE DATE         PRINCIPAL    INTEREST    DATE       AMOUNT     PRICE   # OF SHARES    SHARE PV     APIC
October 6, 2010    $ 50,000  $  2,000    4/25/2011  $   15,000    0.1487      100,874  $      101  $    14,899
                                         4/28/2011  $   15,000    0.1249      120,096  $      120  $    14,880
                                         4/29/2011  $   12,000    0.1249       96,077  $       96  $    11,904
                                          5/4/2011  $   10,000    0.1212       82,508  $       83  $     9,917

November 18, 2010  $ 40,000  $  1,600    5/25/2011  $   15,000    0.1137      131,926  $      132  $    14,868
                                          6/1/2011  $   15,000    0.1063      141,110  $      141  $    14,859
                                          6/3/2011  $   11,600     0.099      117,172  $      117  $    11,483

December 20, 2010  $ 52,500  $  2,100    6/23/2011  $   15,000    0.0702      213,675  $      214  $    14,786
                                         6/30/2011  $   17,500    0.0653      267,944  $      268  $    17,232
                                                    ----------             ------------------------------------
                                                    $  126,100              1,271,382  $    1,272  $   124,828
                                                    ==========             ====================================

e) The $22,500 convertible debenture entered into on May 23, 2011 was converted into 243,932 common shares as follows:

ISSUE DATE         PRINCIPAL    INTEREST    DATE       AMOUNT     PRICE   # OF SHARES    SHARE PV     APIC
May 23, 2011       $ 22,500    $   28   24/05/2011  $    7,500    0.128        58,594  $       59  $    7,441
---------------------------------------------------------------------------------------------------------------
                                        01/06/2011  $    7,500     0.09        83,333  $       83  $    7,417
---------------------------------------------------------------------------------------------------------------
                                        10/06/2011  $    7,528   0.0738       102,005  $      102  $    7,426
===============================================================================================================

As of June 30, 2011 there were 54,803,140 Common Shares outstanding.

8.   RELATED PARTY TRANSACTIONS

On May 23, 2011, part of a shareholder loan in the amount of $ 22,500 was exchanged for a convertible note which was then converted into 243,932 common shares. Additional loans of $ 8,000 were also issued to the Company. Two Shareholders of the Company have loans outstanding to the Company of $ 62,046 at June 30, 2011. The loans are interest free and have no formal terms of repayment. A related party to the Company has an amount due to the Company of $ 60,264 at June 30, 2011.

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

SAWN LAKE PROJECT

On February 15, 2005 Paradigm entered into a Farmout and Option Agreement with 1132559 Alberta Ltd., a private Alberta corporation whereby Paradigm will farm in to a 5% interest in a test well at Township 91, Range 13 Section 36 W5M SE, and a similar interest in an additional option well at Township 91, Range 12,
Section 29 W5M NW in the Sawn Lake, Alberta exploratory oil and gas project. Paradigm will also have a right of first refusal to participate in each drilling spacing unit through a farm-in on the lands held by Deep Well Oil and Gas, Inc. in the Sawn Lake project in which 1132559 Alberta Ltd has an interest. The final terms of the option for the additional DSUs are yet to be agreed upon by both parties. Paradigm will earn 100% of the farmor's interest (an undivided 10% interest in the drilling spacing unit) before payout (BPO), reverting to 50% of the farmor's interest (an undivided 5% interest) after payout (APO). Paradigm will have then earned a 5% interest in the remaining wells to be drilled in that drilling spacing unit.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of oil and gas in the six months ended, June 30, 2011.

Consolidated operating expenses for the 2nd quarter ended June 30, 2011 amounted $ 80,529 compared to $ 157,505 for the prior year's 2nd quarter. The reduction in consolidated operating expenses was primarily due to a reduction in; Field labor for approximately $14,000, Lease costs for $12,000, Maintenance for $4,500, Utilities for $5,000, Advertising $6,700, Legal for $30,000, Management fees for $4,000 and Travel for $7,000.

The reduction in expenses over the prior year is attributable to the a reduction in activity the Company is experiencing with the work programs on the existing properties as the company awaits for approval from the Railroad Commission for commercial use of the Transportable Production System, and resulting cash flow and additional financing to support the Company's growth.

Overall field operation expenses for the 2nd quarter totaled $22,664 compared to $56,148 in prior years 2nd quarter.

June 30, 2011 2nd quarter general expenses totaled $57,865 compared to $101,357 for prior year's 2nd quarter ended June 30, 2010. . Interest charges were reversed in the quarter due to a over accrual of interest charges on convertible notes in the prior quarters.

Legal fees were reduced in the June 30, 2011 2nd quarter compared to the prior year's 2nd quarter due to costs associated with lasts years reverse merger and start up of operations.

All other costs were in line with the current level of activity at the company and consistent with the prior quarter.

Other Income/(Expense) Items

During the 2nd quarter ended June 30, 2011, and 2010 2nd quarter there were no Other Income/(Expense) items, however in the prior year's first quarter period the following items occurred.

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

Net Loss for the 2nd quarter ended June 30, 2011 amounted to $80,529 compared to a Net Loss of $157,505 for the priors years 2nd quarter and on a year to date basis the net loss for the six months ended June 30, 2011 was $203,456 compared to a net loss $2,283,047 for the prior year's period ended June 30, 2010.

Current Assets

As of June 30, 2011 cash was recorded at $24,177. Employee Advances were $7,549 to cover contractors and employees performing field services. During the 2nd quarter, a note receivable was increased by $3,000 to $ 28,050 that was set up for work that was performed on the Corsicana property and lease acquisition which is owing to the Company from the other working interest owner on the property, and the related party receivable was increased to $60,264 for amounts advanced for acquisitions and work performed. The Bond RRC in the amount of $ 52,500 represents funds previously sent to the Texas Railroad Commission for the prepaid operating bond.

With the purchase of one of the leases, there was existing Oil in the storage tank on the lease and additional oil was collected from a test run of the Transportable Enhanced Oil Recovery Platform which amounted to $ 7,823 which has been accounted for as inventory.

Production Equipment $ 196,124

During the 2010, 2nd quarter, the Company's subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the world wide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and know how. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use. The system is now being demonstrated for commercial use and is being presented to Texas Railroad Commission for commercial use approval.

Natural Gas and Oil Properties

Natural gas and oil properties remained at $ 601,566.

Liquidity and Capital Resources

For the period ended June 30, 2011 we have yet to generate any revenues from our business operations.

Since inception, we have received loans or used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses, acquisitions and to repay outstanding indebtedness. Net cash provided by financing activities for the 2nd quarter ended June 30, 2011 amounted $85,500 all provided by way of $77,500 in convertible notes payable and $8,000 in shareholder loans. On a year to date basis for the first six months ended June 30, 2011 at total of $143,000 was provided by way of $125,000 in convertible notes, $8,000 in shareholder loans and $10,000 in a short term merchant loan.

As of June 30, 2011 our total assets which consist of cash, advances, inventory, a note receivable and related party receivable, furniture, production equipment and oil and gas properties and a bond with the Texas Railroad Commission amounted to $998,232 and our total liabilities reduced to $507,470 primarily due to conversion of notes into common shares of the company.

Working capital stood at $(379,597). Management continues to source additional financing and analyze Oil production acquisitions to support the Company's cash requirements during the Company's development phase. There are no assurances that the Company will be successful with these initiatives.

For the quarter ended June 30, 2011 our net loss was $(80,529) or $ (0.00) per share. The loss per share was based on a period weighted average of 53,287,826 common shares outstanding. On a year to date basis for the six months ended the net loss was $(203,456) or $(0.00). The loss per share was based on a period weighted average of 53,287,826 common shares outstanding.

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

The Company's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company's President and Chief Executive Officer concluded that the Company's disclosure controls and procedures, as of the end of the period ended June 30, 2011 covered by this Form 10-Q, were effective.

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

            31.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            101.ins  XBRL Instance

            101.xsd  XBRL Schema

            101.cal  XBRL Calculation

            101.def  XBRL Definition

            101.lab  XBRL Label

            101.pre  XBRL Presentation

                                   SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Paradigm Oil & Gas, Inc.

                                     By     /s/ Ron Polli
                                            ---------------------------
                                            Ron Polli
                                            President and
                                            Chief Executive Officer

Date: August 22, 2011                By:    /s/ Brian Kennedy
                                            ---------------------------
                                            Brian Kennedy
                                            Chief Financial Officer

--------------------------------------------------------------------------------