Form 10-Q
period 2011-09-30
Paradigm Oil & Gas, Inc.
filed 2011-11-23
CIK 1191354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q
________________________

 (Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter year ended September 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number:  333-103780

PARADIGM OIL AND GAS, INC.
(Exact name of small business issuer in its charter)

Nevada	33-1037546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 E. Market St Mabank, Texas, United States of America	75147
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (903) 880 1161

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes___ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ___   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  Yes____    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated (Do not check if a smaller reporting company) filer	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes     No ☑

The Company’s stock is traded on the OTC-BB.  As of November 22, 2011, there were 23,887,826 shares of stock held by non-affiliates.  As of November 22, 2011, 61,131,457 shares of the common stock of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Index to Consolidated Financial Statements

Page

Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	F-2

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and three months ended September 30, 2010 and for the periods from January 28, 2010 (inception) through September 30, 2010 and through September 30, 2011.	F-3

Consolidated Statements of Comprehensive (Loss) for the nine months ended September 30, 2011 and for the periods from January 28, 2010 (inception) through September 30, 2010 and through September 30, 2011	F-4

Consolidated Statement of Changes in Shareholders' Equity for the period from January 28, 2010 (inception) through September 30, 2011	F-5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and for the periods from January 28, 2010 (inception) through September 30, 2010 and through September 30, 2011	F-6

Notes to Consolidated Financial Statements	F-7

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
September 30, 2011 and
December 31, 2010

	Sep-30	Dec-31
	2011	2010
Assets
Current assets:	(Unaudited)
Cash	$21,131	$68,644
Employee advances	9,895	7,059
Note receivable	28,050	25,050
Related party receivable (note 2)	55,007	45,807
Inventory	7,823	7,823
Total current assets	121,906	154,383

Furniture and fixtures, net of $5,218 and $ 2,436 in accumulated depreciation	19,134	22,605
Production equipment	196,124	196,124
Natural gas and oil properties Unproved (Note 4)	601,566	601,566
	816,824	820,295

Bond RRC	53,000	52,500

Total assets	$991,730	$1,027,178

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$196,866	$168,210
Advances from shareholder	7,546	76,546
Short term convertible notes and accrued interest net of $135,336 and $0 in unamortized note payable discount	44,908	143,885
Short term loan	—	—
Note payable and accrued interest	95,492	96,066
Total current liabilities	344,812	484,707

Total liabilities	344,812	484,707

Shareholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 61,131,457 and 53,287,826 shares issued and outstanding	61,132	53,288
Additional paid-in capital	3,785,547	2,981,174
Accumulated deficit during the exploration stage	(3,195,781)	(2,477,707)
Accumulated comprehensive income	(3,980)	(14,284)

Total shareholders’ equity	646,918	542,471

	$991,730	$1,027,178

The accompanying notes are an integral part of these consolidated financial statements.

Paradigm Oil and Gas, Inc
(an Exploration Stage Company)
Consolidated Statements of Operations
For the three months and nine months ended September 30, 2011 and three months ended September 30, 2010 and for the periods from January 28, 2010 (inception) through September 30, 2010 and through September 30, 2011

				January 28, 2010	January 28, 2010
	Three Months	Three Months	Nine Months	(Inception)	(Inception)
	Ended	Ended	Ended	Through	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
Field operation expenses:
Labor	$25,278	$58,173	$79,479	$88,214	$153,320
Lease costs	10,925	2,544	14,341	16,157	29,126
Legal	500	—	2,008	—	12,008
Maintenance	27,393	—	41,946	9,183	44,995
Natural gas and oil exploration costs	2,715	324	3,124	1,016	4,576
Travel	2,066	—	5,861	—	19,883
Utilities	—	—	940	5,571	6,511
Total field operation expenses	68,877	61,041	147,699	120,141	270,419

General expenses:
Accounting and audit	16,750	23,150	24,986	38,495	84,911
Administration	9,104	—	28,592	—	41,558
Advertising and promotion	49	139	90	7,095	660
Depreciation	1,035	1,747	3,471	1,747	5,218
Foreign exchange loss	0	—	—	—	—
Insurance	133	—	814	782	1,596
Interest (note 5)	186,623	1,173	196,160	3,517	202,265
Investor relations	1,500	—	6,184	—	16,059
Legal fees	8,542	1,224	9,375	50,975	35,990
Management fees	8,750	27,708	46,250	73,973	138,552
Meals and entertainment	244	1,189	1,006	2,685	2,711
Office	146	3,382	484	9,058	14,116
Office maintenance	—	—	—	—	2,157
Professional and consulting fees	7,767	25,000	19,526	29,958	77,713
Rent	125	—	3,922	—	6,172
Stock options	—	—	10,500	—	10,500
Telephone	2,095	3,668	6,571	8,568	18,842
Transfer agent fees	7,127	2,627	10,990	4,736	16,384
Travel	205	1,870	3,528	10,664	19,801
Utilities	150	—	2,530	1,290	3,477
Total general expenses	250,345	92,877	374,979	243,543	698,682

Loss from operations	(319,222)	(153,918)	(522,678)	(363,684)	(969,101)

Other expense:

Assumption of liabilities in acquisition	—	—	—	(633,279)	(633,279)

Gain (Loss) from shares issued on debt conversion, net (Note 7)	195,396	41,995	195,396	(1,398,005)	(1,536,208)

Net loss	$(514,618)	$(111,923)	$(718,074)	$(2,394,968)	$(3,195,781)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.05)

Basic and diluted weighted average common shares outstanding	59,122,056	51,188,058	57,224,642	45,956,889

The accompanying notes are an integral part of these consolidated financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Consolidated Statements of Comprehensive (Loss)
For the nine months ended September 30, 2011 and for the periods from
January 28, 2010 (Inception) through September 30, 2010 and 2011

		January 28, 2010	January 28, 2010
	Nine Months	(Inception)	(Inception)
	Ended	Through	Through
	September 30,	September 30,	September 30,
	2011	2010	2011

Net loss	$(718,074)	$(2,394,968)	$(3,195,781)

Other comprehensive loss:
Foreign currency translation adjustments	10,304	(6,227)	(3,980)

Comprehensive loss	$(707,770)	$(2,401,195)	$(3,199,761)

The accompanying notes are an integral part of these consolidated financial statements.

PARADIGM OIL AND GAS, INC.
(An Exploration Stage Company)
Consolidated Statement of Changes in Shareholders Equity
For the period from January 28, 2010 (Inception) through September 30, 2011

			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total

Balance at January 28, 2010 (inception)	188,058	$188	$541,351	$—	$—	$541,539

Issuance of common stock for acquisition	42,000,000	42,000	8,358,000	—	—	8,400,000

Adjustment to record basis in Intergrated Oil and Gas Solutions Inc.	—	—	(8,400,000)	—	—	(8,400,000)

Balance at January 28, 2010 after reverse acquisition	42,188,058	42,188	499,351	—	—	541,539

Common stock on conversion of debt (Note 8)	11,099,768	11,100	2,481,823	—	—	2,492,923

Net loss	—	—	—	(2,477,707)	—	(2,477,707)

Foreign currency translation adjustment	—	—	—	—	(14,284)	(14,284)

Balance at December 31, 2010	53,287,826	53,288	2,981,174	(2,477,707)	(14,284)	542,471

Common Stock on conversion of debt (Note 8)	7,843,631	7,844	478,179	—	—	486,023

Beneficial conversion features on issuance of convertible debt	—	—	315,694	—	—	315,694

Net loss	—	—	—	(718,074)	—	(718,074)

Stock options	—	—	10,500	—	—	10,500

Foreign currency translation adjustment	—	—	—	—	10,304	10,304

Balance at September 30, 2011	61,131,457	$61,132	$3,785,547	$(3,195,781)	$(3,980)	$646,918

The accompanying notes are an integral part of these consolidated financial statements.

Paradigm Oil and Gas, Inc
(an Exploration Stage Company)
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and
for the periods from January 28, 2010 (inception) through September 30, 2010 and through September 30, 2011

		January 28, 2010	January 28, 2010
	Nine Months	(Inception)	(Inception)
	Ended	Through	Through
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(718,074)	$(2,394,968)	$(3,195,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on note payable	180,358	3,517	180,358
Stock options	10,500	—	10,500
Depreciation	3,471	1,747	5,218
Foreign Exchange		(4,116)
Assumption of liabilities in acquisition	—	633,279	633,279
Loss from shares issued on debt conversion	195,395	1,398,005	1,593,400
	(328,350)	(362,536)	(773,026)

Changes in operating assets and liabilities:
Employee advances	(2,836)	(7,217)	(9,895)
Prepaid field services	—	(77,550)	—
Inventory	—	(6,258)	(7,823)
Accrued interest	15,803	—	21,878
Accounts payable and accrued liabilities	59,732	13,901	71,659

Net cash used in operating activities	(255,651)	(439,660)	(697,207)

Cash flows from (used in) investing activities:
Note receivable	(3,000)	—	(28,050)
Related party receivable	(9,200)	—	(55,007)
Bond RRC	(500)	—	(53,000)
Furniture and fixtures	—	(23,298)	(24,352)
Production equipment	—	(161,471)	(196,124)
Purchases on natural gas and oil properties	—	(60,027)	(60,027)
Cash acquired in acquisition	—	121	121

Net cash used in investing activities	(12,700)	(244,675)	(416,439)

Cash flows from financing activities:
Proceeds from convertible debenture payable	—	734,918	734,918
Proceeds from advances from shareholder	7,000	29,521	61,051
Repayments for advances from shareholder	—	—	(17,530)
Proceeds from short term convertible notes	216,000	—	358,500
Proceeds from short term loan	15,000	—	15,000
Repayments for short term loan plus interest	(17,162)	—	(17,162)
		—
Net cash provided by financing activities	220,838	764,439	1,134,777

Net change in cash	(47,513)	80,104	21,131

Cash, beginning of period	68,644	—	—

Cash, end of period	$21,131	$80,104	$21,131

Supplemental disclosure of cash flow information:
Foreign currency translation of liabilities	$(10,303)	$(6,227)	$(3,980)
Assumption of accounts payable in acquisition	—	$147,510	$147,510
Assumption of advances from shareholder in acquisition	—	$40,025	$40,025
Assumption of note payable in acquisition	—	$85,864	$85,864
Assumption of convertible debt in acquisition	—	$360,000	$360,000
Issuance of common stock for convertible debt	$(290,628)	$(1,094,918)	$(1,094,918)
Conversion of accounts payable to convertible debt	$(25,000)		$(25,000)
Conversion of advances from shareholder to convertible debt	$(76,000)		$(76,000)

The accompanying notes are an integral part of these consolidated financial statements.

PARADIGM OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2011 and for the periods from
January 28, 2010 (inception) through September 30, 2010 and through September 30, 2011

1.           UNAUDITED INFORMATION

The consolidated balance sheet of Paradigm Oil & Gas, Inc. (the “Company”) as of September 30, 2011, and the consolidated statements of operations for the three and nine months ended September 30, 2011 and three months ended September 30, 2010 and for the periods ended from January 28, 2010 (Inception) to September 30, 2010 and through September 30, 2011 have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the consolidated financial position of the Company as of September 30, 2011, and the results of operations for the three and nine months ended September 30, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements included in the Company’s consolidated financial statements as filed on Form 10-K for the year ended December 31, 2010.

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

Paradigm issued 42,000,000 of its $.001 par value shares common shares representing 82% of the fully-diluted shares of the Company in exchange for 100% of the Acquired Company’s outstanding shares.   The Acquired Company is now a 100% subsidiary of the Company.

The Acquired Company holds 100% working interests in certain oil and gas leases along with certain oil and gas production equipment. The total purchase price to acquire these assets amounted to $541,539. These costs have been capitalized on the Acquired Company’s books at cost as natural gas and oil properties, unproved properties.

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

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of oil and gas exploration. Management’s plan is to acquire interests in certain oil and gas properties with production and to rework existing wells to bring them on line for production.

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,195,781 for the period from January 28, 2010 (inception) through September 30, 2011.

The Company has no revenue. The Company’s future success is primarily dependent upon the existence of oil and gas in quantities which are commercially viable to produce, on properties for which the Company owns a working interest or an option  to acquire an interest and/or through its successful deployment of the Company’s Transportable Enhanced Oil Recovery Platform (T-EOR) and the Joint Venture Production Program. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its rework and exploration programs and, to exploit the discovery on a timely and cost-effective basis.

2.           RECENT ACCOUNTING PRONOUNCEMENTS

During the period ended September 30, 2011, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results. The Company will monitor these emerging issues to assess any potential future impact on its consolidated financial statements.

3.           ACCOUNTING POLICIES

RELATED PARTY RECEIVABLE

The Related Party receivable is expected to be repaid to the Company by December 31, 2011. However should the receivable not be repaid prior to the release of the Company’s audited financial statements for the year ended December 31, 2011, the Company will be reclassing the balance to non-current assets according to SEC guidelines.

OIL AND GAS PROPERTIES IMPAIRMENT REVIEW

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

During the 3rd quarter the Company determined that no changes were determined in the status of the properties and no impairment is needed. In addition, the Company has determined work over programs were warranted and are being planned to be being implemented.

4.           OIL AND GAS INTERESTS

The Oil and Gas Interests are accounted for on a consolidated basis as follows;

September 30, 2011
Chilson Property
Acquisition cost January 28, 2010	$121,774
Cost of work over program	21,350

$143,124
Lett Finlay Property
Acquisition cost January 28, 2010	$308,708

$308,708

Lumpkin Property Acquisition cost January 28, 2010	$111,057
$111,057
Chilson B
Acquisition cost June 30, 2010	$17,977

$17,977

Corsicana Acquisition cost June 22, 2010	$20,700
$20,700

Todd Creek Property
Acquisition cost	$298,631
Cash call	52,102
Refund	(17,022)
Written off	(50,000)
Impairment expense	(283,711)
$-
Hillsprings Property
Acquisition cost	$207,383
Impairment expense	(207,383)
$-

Sawn Lake Property
Farmout and option agreement	$152,423
Impairment expense	(152,423)
-
Total Oil and Gas Interests	$601,566

5.           SHORT TERM CONVERTIBLE NOTES

The Company has entered into a series of Short Term Convertible Notes bearing annual interest of 8% which mature 180 days after the issue date (maturity date). The note plus interest can be converted in whole or in part to common shares at the holder’s option at the later of the maturity date or the default date. The Conversion price is calculated as 55% of the market price which is determined by averaging the lowest 3 day closing price over the last 10 trading day period ending one trading day prior to the day the conversion notice was sent by facsimile. If the note plus interest is not paid or converted on the maturity, then default interest begins to accrue on the whole amount bearing annual interest of 22%.

Conversion Price During Major Announcements

In the event the Company (i) makes a public announcement that it intends to consolidate or merge with any other corporation (other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Company or (ii) any person, group or entity (including the Company) publicly announces a tender offer to purchase 50% or more of the Company’s Common Stock (or any other takeover scheme) (the date of the announcement referred to in clause (i) or (ii) is hereinafter referred to as the “Announcement Date”), then the Conversion Price shall, effective upon the Announcement Date and continuing through the Adjusted Conversion Price Termination Date (as defined below), be equal to the lower of (x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect. From and after the Adjusted Conversion Price Termination Date, the Conversion Price shall be determined as set forth above. For purposes hereof, “Adjusted Conversion Price Termination Date” shall mean, with respect to any proposed transaction or tender offer (or takeover scheme) for which a public announcement as contemplated by this paragraph has been made, the date upon which the Company (in the case of clause (i) above) or the person, group or entity (in the case of clause (ii) above) consummates or publicly announces the termination or abandonment of the proposed transaction or tender offer (or takeover scheme) which caused this paragraph to become operative.

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

	Convertible	Outstanding at
	Note	September 30
	Issued	2011
Issue Date
October 6, 2010	$50,000	$ ---
November 18, 2010	40,000	---
December 20, 2010	52,500	---
January 28, 2011	32,500	---
March 9, 2011	25,000	15,000
April 29, 2011	32,500	32,500
June 7, 2011	32,500	32,500
July 20, 2011	61,000	61,000
August 30, 2011	32,500	32,500
	358,500	173,500

Accrued Interest		1,744
		175,244

Issued for Debt	22,500	---
May 23, 2011	53,500	---
July 20, 2011	25,000	5,000
August 18, 2011	101,000	5,000

Unamortized Discount on Convertible Notes	(372,886)	(135,336)
	$86,614	$44,908

Convertible debentures issued for cash

During the 2nd quarter of 2011 the Company converted the convertible notes and accrued interest dated October 6, 2010, and November 18, 2010 and partially the convertible note dated December 20, 2010. (see note 7). The Company entered into additional convertible notes dated April 29, 2011 and June 7, 2011.

During the 3rd quarter of 2011 the Company entered in additional convertible notes dated July 20, 2011 and August 30, 2011.  The Company converted the convertible notes and accrued interest for the remainder of the note dated December 20, 2010, the full note dated January 28, 2011 and partially the convertible note dated March 9, 2011.

Convertible debentures issued for debt

On May 23, 2011, part of a shareholder loan in the amount of $ 22,500 was exchanged for a convertible note which was then converted into 243,932 common shares (see note 7). The Convertible note was to mature on June 1, 2012 and was convertible by the holder at any time. The convertible note carried a 5% annual interest rate.

During the 3rd quarter on July 20, 2011 the Company exchanged $53,500 in debt for two convertible notes each in the amount of $26,750. On July 21, 2011 both of these notes were converted into 2,949,284 common shares of the Company.

On August 18, 2011 $25,000 in debt was exchanged for a convertible note. On August 19, 2011, $20,000 of the note was converted for 1,069,519 common shares of the Company leaving $5,000 to be converted at a future date.

Discount on Convertible Notes

Convertible Notes that can be converted to common shares at a discount to the fair market value of those shares are discounted accordingly. The discount is then amortized over the life of the convertible note. For the nine months ended September 30, 2011, $315,694 had been recorded as a discount on the convertible notes issued throughout the period and credited to additional paid in capital. $180,550 had been amortized and expensed as interest leaving an unamortized discount balance of $135,336. The unamortized balance is netted against the outstanding convertible notes.

Failure to Deliver Common Stock Prior to Deadline.

Without in any way limiting the Holder’s right to pursue other remedies, including actual damages and/or equitable relief, the parties agree that if delivery of the Common Stock issuable upon conversion of this Note is more than three (3) business days after the Deadline, the Company shall pay to the Holder $2,000 per day in cash, for each day beyond the Deadline that the Company fails to deliver such Common Stock. Such cash amount shall be paid to Holder by the fifth day of the month following the month in which it has accrued or, at the option of the Holder (by written notice to the Company by the first day of the month following the month in which it has accrued), shall be added to the principal amount of this Note, in which event interest shall accrue thereon in accordance with the terms of this Note and such additional principal amount shall be convertible into Common Stock in accordance with the terms of this Note.

All stock issued under the terms of the convertible notes have been delivered in accordance with the agreement and no remedies have been required or are outstanding.

6.           SHORT TERM LOAN

On March 9, 2011 the Company entered into a short term merchant account loan agreement for $15,000. The loan is secured by future sales/receivables and carries an annual interest of rate of 15%. Daily payments are made against the  amount outstanding at a rate of up to $460 per day. As of September 30, 2011, the loan balance was $0.

7.           NOTE PAYABLE

The Company is indebted under a note payable to 1132559 Alberta Ltd, bearing annual interest of 7% and secured by 100% of the first proceeds of production under the Farmout and Option Agreement for the Sawn Lake Property. There are no fixed repayment terms. The Company may be in default of this note as more fully explained in note 10 of the December 31, 2010 financial statements.

September 30, 2011

1132559 Alberta Ltd	$95,492
$95,492

8.           SHAREHOLDERS’ EQUITY

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

On the effective date of the acquisition, additional paid in Capital was increased by $ 8,358,000.  This was adjusted by $ 8,400,000 to record the basis in Intergrated Oil and Gas Solutions Inc. An Expense of $ 633,279 was then recorded to recognize the assumption of Paradigms’ liabilities assumed at the time of the acquisition.

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

d)  During the 2nd quarter period from April 25, 2011 to June 30, 2011 convertible notes were converted into 1,271,382 common shares as follows:

ISSUE DATE	PRINCIPAL	INTEREST	DATE	AMOUNT	PRICE	# OF SHARES	SHARE PV	APIC

October 6, 2010	$50,000	$2,000	4/25/2011	$15,000	0.1487	100,874	$101	$14,899
			4/28/2011	$15,000	0.1249	120,096	$120	$14,880
			4/29/2011	$12,000	0.1249	96,077	$96	$11,904
			5/4/2011	$10,000	0.1212	82,508	$83	$9,917

November 18, 2010	$40,000	$1,600	5/25/2011	$15,000	0.1137	131,926	$132	$14,868
			6/1/2011	$15,000	0.1063	141,110	$141	$14,859
			6/3/2011	$11,600	0.099	117,172	$117	$11,483

December 20, 2010	$52,500	$2,100	6/23/2011	$15,000	0.0702	213,675	$214	$14,786
			6/30/2011	$17,500	0.0653	267,944	$268	$17,232
				$126,100		1,271,382	$1,272	$124,828

e)  The $ 22,500 convertible debenture entered into on May 23, 2011 was converted into 243,932 common shares as follows:

ISSUE DATE	PRINCIPAL	INTEREST	DATE	AMOUNT	PRICE	# OF SHARES	SHARE PV	APIC

May 23, 2011	$22,500	$28	5/24/2011	$7,500	0.128	58,594	$59	$7,441
			6/1/2011	$7,500	0.09	83,333	$83	$7,417
			6/10/2011	$7,528	0.0738	102,005	$102	$7,426
				$22,528		243,932	$244	$22,284

f)   During the 3nd quarter period convertible notes were converted into 1,271,382 common shares as follows:

ISSUE DATE	PRINCIPAL	INTEREST	DATE	AMOUNT	PRICE	# OF SHARES	SHARE PV	APIC

December 20, 2010	$52,500
Remaining	$20,000	$2,100	7/13/2011	$12,000	0.0571	210,158	$210	$11,790
			7/18/2011	$10,100	0.0528	191,288	$191	$9,909

January 28,2011	$35,000	$1,400	8/5/2011	$12,000	0.0349	343,840	$344	$11,656
			8/10/2011	$10,000	0.0363	275,482	$275	$9,725
			8/25/2011	$10,000	0.0233	429,185	$429	$9,571
			9/13/2011	$4,400	0.0223	197,309	$197	$4,203

March 09, 2011	$25,000	$1,000	9/21/2011	$10,000	0.0151	662,252	$662	$9,338
	$15,000	$2,500
				$68,500		2,309,514	$2,308	$66,192

g)	During the 3rd quarter period convertible debentures issued for debt were converted into 4,018,803 common shares as follows:

ISSUE DATE	PRINCIPAL	INTEREST	DATE	AMOUNT	PRICE	# OF SHARES	SHARE PV	APIC

July 20,2011	$26,750	--	7/21/2011	$26,750	0.0181	1,474,642	$1,475	$25,275

July 20,2011	$26,750	--	7/21/2011	$26,750	0.0181	1,474,642	$1,475	$25,275

August 18, 2011	$25,000	--	8/19/2011	$20,000	0.0187	1,069,519	$1,070	$18,930

				$73,500		4,018,803	$4,020	$69,480

Total common shares issued for the 3rd quarter amounted to 6,328,317, year to date 7,843,631.

As of September 30, 2011 there were 61,131,457 Common Shares outstanding.

h)
Convertible Notes that can be converted to common shares at a discount to the fair market value of those shares are discounted accordingly. The discount is then amortized over the life of the convertible note. For the nine months ended September 30, 2011, $315,694 had been recorded as a discount on the convertible notes issued throughout the period and credited to additional paid in capital.

On July 21, 2011 two convertible debentures were converted to common shares below the conversion price resulting in a loss on conversion of $195,395 being realized. Additional paid in capital was increased by $195,395.

The increase in additional paid in capital throughout the nine months ended September 30, 2011 totaled $793,873.

9.           RELATED PARTY TRANSACTIONS

During the year, loans of $ 7,000 were issued to the Company by a shareholder.

On May 23, 2011, part of a shareholder loan in the amount of $ 22,500 was exchanged for a convertible note which was then converted into 243,932 common shares.

On July 20, 2011 $53,500 of shareholder loans was exchanged for a convertible note of which then was converted on July 21, 2011 into 2,949,284 common shares.

A Shareholder of the Company has loans outstanding to the Company of $ 7,046 at September 30, 2011. The loans are interest free and have no formal terms of repayment.

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

In conjunction with the year end audit in 2007 and 2008, 1132559 Alberta Ltd alleged that the Company was in default of the Sawn Lake Property Lake farmout agreement  over which their note payable (refer to note 7) is secured by 100% of the first proceeds of production of the Sawn Lake Property. Accordingly 1132559 Alberta Ltd position is that they own the Sawn Lake Property Lake farmout agreement. The Company does not believe there has been any default and maintains its ownership in the Sawn Lake farmout agreement.

11.         SUBSEQUENT EVENTS

On October 24, 2011 the Company entered into a $5,500,000 Securities Purchase Agreement with an Investor. Under the terms of the agreement the Company issued to the Investor for purchase a Convertible Debenture and an Equity Investment Agreement in exchange for a payment of $200,000. Under the terms of these agreements the Investor initially has paid the Company the $200,000 under a Convertible Debenture and has the right to purchase $2,000,000 in common shares of the Company in accordance with the terms of the agreement. In addition during the term of the agreement, the Investor may enter into an additional $300,000 Convertible Debenture and have the right to purchase an additional $3,000,000 in common shares of the Company under the exact terms of the initial Convertible Debenture and Equity Investment Agreement.

The Convertible Debenture matures on October 24, 2015 and carries a 4 ¾ percent per annum interest rate which is payable on a monthly basis commencing on the 15th day of each month following the month of issuance. The Investor has the option to receive payment in cash or in shares of Common Stock of the Company.

The Investor has the right to convert all or any portion of the Principal Amount of the debenture from time to time.

The Conversion Price is determined as being equal to the lesser of i) $0.60 or ii) 70% of the average of the 3 lowest VWAPs during the twenty-one trading days prior to the date of the conversion notice. The VWAP means volume weighted average price of the Common Stock for the date of trading.

If on the conversion date the conversion price is below $0.03, the Company has the right to prepay that portion the Investor elected to convert at an amount equal to 120% of the conversion amount.

If at any time that the debenture is outstanding, the VWAP is below $0.02, or the company has not reserved enough of its Common Shares to account for the conversion of the debenture in full or the Investor is prohibited for any reason to convert the debenture, then the Investor can elect to convert any portion of the outstanding principal amount of the debenture.

The Equity Investment Agreement was also issued on October 24, 2011 and expires on October 24, 2015 giving the Investor the right from time to time to invest into the Company through the purchase of up to $2,000,000 of the Company’s Common Stock.  The purchase price of each investment will be based on the following schedule:

60% of the investment will purchase Common Stock at 75% of the VWAP

40% of the investment will purchase Common Stock at 100% of the VWAP

The Company intends to use the proceeds of the Equity Investments to acquire additional properties that are producing, can utilize their Transportable Enhanced Oil Recovery System and that have upside potential in increasing production and reserves.

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

The Acquired Company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,539. These costs have been capitalized on the acquired company’s books at cost as Oil and Gas Properties under Lease.

On May 20, 2010 the Company formed Paradigm Integrated Technology Solutions Inc., as a wholly owned subsidiary to conduct business related to technologies that enhance secondary oil recovery.

On May 20, 2010 the Company’s subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the worldwide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and knowhow. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production.

On June 22, 2010 the Company’s subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $ 20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease is located in Navarro County, Texas.

On June 30, 2010 the Company’s subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $ 17,977 for a 100% working interest in the 81% Net Revenue Interest. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

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

The Acquired Company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,538.90. These costs have been capitalized on the acquired company’s books at cost as Oil and Gas Properties under Lease.

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

On June 22, 2010 the Company’s subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $ 20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease has 9 previously producing wells and have spacing over a total of 60 acres to support the potential of 17 new wells to depths of up to 2000 feet. The Corsicana lease is located in Navarro County, Texas.

On June 25, 2010 the Company’s subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $ 17,977 for a 100% working interest in the 81% Net Revenue Interest. Combined the 2 leases have 5 previously producing wells and have spacing over a total of 154 acres to support the potential of 37 new wells to depths of up to 2000 feet. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

On May 20, 2010 the Company’s subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the worldwide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and knowhow. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 196,124 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production and is currently being demonstrated for commercial use.

The Transportable Enhanced Oil Recovery Platform is a portable production system than can be easily and economically moved from well to well and quickly installed to remove Oil from the existing well bore. This allows for quick Oil recovery without the time and expense currently required to implement the infrastructure need to produce Oil today. By utilizing this system, wells can be produced from immediately and monitored as to flow rates to determine which wells are suitable for making additional investment for a more permanent operational infastructure. The company has begun to utilize this technology on its existing properties and is in the process to introduce this technology to the market place after it receives approval for commercial use from the Texas Railroad Commission.

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

ITEM 2. DESCRIPTION OF PROPERTY

PROPERTY ACQUIRED BY ACQUISITION OF INTERGRATED OIL AND GAS SOLUTIONS INC. ON JANUARY 28, 2010

The Acquired Company holds 100% working interests in certain oil and gas leases along with certain Oil and Gas production equipment. The costs to acquire these assets have amounted to $541,539. These costs have been capitalized on the acquired company’s books at cost as Natural gas and oil properties, Unproved properties.

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

On June 22, 2010 the Company’s subsidiary, Intergrated Oil and Gas Solutions Inc. acquired the Corsicana lease. The cost to acquire this lease amounted to $ 20,700 for a 50% working interest in the 80% Net Revenue Interest. The lease has 9 previously producing wells and have spacing over a total of 60 acres to support the potential of 17 new wells to depths of up to 2000 feet. The Corsicana lease is located in Navarro County, Texas.

On June 30, 2010 the Company’s subsidiary, Intergrated Oil and Gas Solutions Inc. acquired 2 additional Chilson leases, known as Chilson B. The cost to acquire these leases amounted to $ 17,977 for a 100% working interest in the 81% Net Revenue Interest. Combined the 2 leases have 5 previously producing wells and have spacing over a total of 154 acres to support the potential of 37 new wells to depths of up to 2000 feet. The new Chilson leases are adjacent to the existing Chilson lease the Company has which are all located in Wichita County, Texas.

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

Financial Condition and Changes in Financial Condition

The Company had no revenues from the sale of oil and gas in the nine months ended, September 30, 2011.

Consolidated operating expenses for the 3rd quarter ended September 30, 2011 amounted $319,222 compared to $153,918 for the prior year’s 3rd quarter. The increase in consolidated operating expenses was primarily due to the Amortization of the discount on Convertible notes and the interest on the notes recorded at $186,623 under interest and in increases in field operation expenses for $7,836, Administration, Legal fees $7318 and a increase in transfer agent fees by $4,500 which were offset by a reduction in; Accounting and audit for $6,400, Management fees by $18,958 and Professional and consulting fees by $17,233. The reduction in Accounting and audit was due to less work required from an outside accountant to assist with the preparation of the Company books and records. Management fees declined due an over accrual in the prior periods and Professional and consulting fees declined due to the fees charged by a consultant were now being allocated to field labor under field operation expenses causing a increase in field operation expenses. Further increases were caused by increased activity in financing and administration of note conversions under Administration expenses, Interest increasing due to the interest being charged on the Convertible notes, Legal fees increased because of the legal costs associated with the Convertible notes and Transfer agent fees increased because of the conversions to common shares being exercised.

Overall field operation expenses for the 3rd quarter totaled $68,877 compared to $61,041 in prior years 3rd quarter.

September 30, 2011 3rd quarter general expenses totaled $250,345 compared to $92,877 for prior year’s 3rd quarter ended September 30, 2010.

All other costs were in line with the current level of activity at the company and consistent with the prior quarter.

On a year to date basis for the nine months ended September 30, 2011, field operation expenses totaled $147,699 compared to $120,141 for the same period in the prior year. The increase was primarily caused by lease maintenance expenses.

Total general expenses were $374,979 compared to $243,543 the prior year.

Other Income/(Expense) Items;

During the 3rd quarter ended September 30, 2011, a loss of $195,396 from shares issued on debt conversion was recorded. In the prior year’s 3rd quarter a convertible debenture was converted at a price higher than the Company`s Common Share trading price at the time of the conversion, resulting in as a gain of $ 41,995 being recognized and recorded as a Gain from issued shares on debt conversion.

On a year to date basis for the nine months ended September 30, 2011 the only item recorded was the loss of $195,396 from shares issued on debt conversion. During the same period last year in first quarter period the following items occurred;

Expense on Assumption of Liabilities on Acquisition

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

Gain from share issue on debt conversion

On September 28, 2010 a convertible debenture was converted at a price higher than the Company`s Common Share trading price at the time of the conversion, resulting in as a gain of $ 41,995 being recognized and recorded as a Gain from issued shares on debt conversion.  For the nine months ended September 30, 2010 the net loss from share conversions was recorded at $1,398,005.

Net Loss for the 3rd quarter ended September 30, 2011 amounted to $514,618 compared to a Net Loss of $111,923 for the priors years 3rd quarter and on a year to date basis the net loss for the nine months ended September 30, 2011 was $718,074 compared to a net loss $2,394,968 for the prior year’s period ended September 30, 2010.

Current Assets

As of September 30, 2011 cash was recorded at $21,131. Employee Advances were $9,895 to cover contractors and employees performing field services. The note receivable remained at $ 28,050 that was set up for work that was performed on the Corsicana property and lease acquisition which is owing to the Company from the other working interest owner on the property, and the related party receivable was decreased to $55,007 for amounts advanced for acquisitions and work performed.  The Bond RRC was increased by $500 to $ 53,000 which represents funds on deposit with the Texas Railroad Commission for the prepaid operating bond.

With the purchase of one of the leases, there was existing Oil in the storage tank on the lease and additional oil was collected from a test run of the Transportable Enhanced Oil Recovery Platform  which amounted to $ 7,823 which has been accounted for as inventory.

Production Equipment $ 196,124

During the 2010, 2nd quarter, the Company’s subsidiary, Paradigm Integrated Technology Solutions Inc., entered into a Transfer of Technology and Know How Agreement for the worldwide marketing rights for the Transportable Enhanced Oil Recovery Platform. Under the terms of the agreement the Company agreed to purchase the first system which includes the exclusive ownership in the related technology and knowhow. $ 50,000 was paid on signing the agreement and $50,000 was to be paid within thirty days of signing the agreement towards the purchase of the first system and an additional $ 50,000 on delivery of the equipment. To date the Company has paid $ 161,471 towards this program and has taken delivery of the first system. In addition, the purchase of the next 10 systems carry an additional $ 10,000 charge per system above the list purchase price of the system for a total of $ 100,000, however the Company is under no obligation to purchase further systems. The first system was received on September 29, 2010 and has been fully tested and is now commissioned for production use. The system is now being demonstrated for commercial use and is being presented to Texas Railroad Commission for commercial use approval.

Natural Gas and Oil Properties

Natural gas and oil properties remained at $ 601,566.

Liquidity and Capital Resources

For the period ended September 30, 2011 we have yet to generate any revenues from our business operations.

Since inception, we have received loans or used our common stock to raise money for our optioned mineral and petroleum acquisitions, for corporate expenses, acquisitions and to repay outstanding indebtedness. Net cash provided by financing activities for the 3rd quarter ended September 30, 2011 amounted $93,500 all provided by way convertible notes payable. For the nine months ended September 30, 2011 the Company received $216,000 from Convertible notes, $15,000 from a short term loan and $7,000 in shareholder loans.

Subsequent to September 30, 2011 the Company entered into a Securities Purchase Agreement dated October 24, 2011. The Company has received $200,000 by way of a convertible Debenture under the terms of the agreement which if fully exercised will provide the Company with a total $500,000 by way of a Convertible Debenture and $5,000,000 by purchase of  Common Shares to be issued by the Company.

During the 3rd quarter the Company converted $68,500 of the Convertible Notes into 2,309,514 Common Shares.  An additional 4,018,803 Common Shares were issued to convert $73,500 of debt.

On a year to date basis the Company has converted $194,600 of Convertible Notes issued for cash into 3,580,896 Common Shares and $96,000 of debt into 4,262,735 Common Shares for a total of $290,000 converted for 7,843,631 Common Shares.

As of September 30, 2011 our total assets which consist of cash, advances, inventory, a note receivable and related party receivable, furniture, production equipment and oil and gas properties and a bond with the Texas Railroad Commission amounted to $991,730 and our total liabilities reduced to $344,812 primarily due to the discount recorded against the convertible notes and the conversion of notes into common shares of the company.

Working capital stood at $(222,906). Management continues to source additional financing and analyze Oil production acquisitions to support the Company’s cash requirements during the Company’s development phase.

Subsequent to September 30, 2011 the Company entered into a Securities Purchase Agreement dated October 24, 2011. The Company has received $200,000 by way of a Convertible Debenture under the terms of the agreement which if fully exercised will provide the Company with a total $500,000 by way of a Convertible Debenture and $5,000,000 by purchase of  Common Shares to be issued by the Company.

There are no assurances that the Company will continue to be successful with these initiatives.

For the quarter ended September 30, 2011 our net loss was $(514,618) or $ (0.01) per share. The loss per share was based on a period weighted average of 59,122,056 common shares outstanding. On a year to date basis for the nine months ended September 30, 2011 the net loss was $(718,074) or $(0.01). The loss per share was based on a period weighted average of 57,224,642 common shares outstanding.

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

The Company’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period ended September 30, 2011 covered by this Form 10-Q, were effective.

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

Paradigm Oil & Gas, Inc.

	By	/s/ Ron Polli
Ron Polli
President and Chief Executive Officer

Date: November 22, 2011	By:	/s/ Brian Kennedy
Brian Kennedy
Chief Financial Officer